Form 10-K
period 2014-12-31
Orbis Corp
filed 2015-04-09
CIK 1621430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-199205

ORBIS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	38-39455474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Peffer Law Circle
Brampton, Ontario
Canada	L6Y 0L6
(Address of principal executive offices)	(Zip Code)

(647) 308-5963

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on June 30, 2014.

As of April 6, 2015, there were 75,000,000 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Company

Orbis Corporation (“Orbis,” the “Company,” “we,” or “us”) is a non-asset based point-to-point delivery of medical specimens company. A non-asset based delivery company, as opposed to an asset-based delivery company, does not own its own transportation equipment. We utilize the services of independent contractors to provide our delivery services. As of December 31, 2014, seven independent contractors provide services to us on a full-time basis and four independent contractors provide services to us on a part-time basis. We do not enter into service agreements with our independent contractors and our industry is characterized by high turnover. Therefore, we regularly must recruit new independent contractors to replace those who no longer provide services. The independent contractors are responsible for paying for their own vehicles, equipment, fuel and operating expenses. Point-to-point delivery refers to a transportation system in which passengers or goods travel directly to a destination, rather than going through a central hub. This differs from the spoke-hub distribution paradigm in which the passengers or goods go to a central location in order to reach their ultimate destination. Our business is referred to as “point-to-point” delivery because our independent contractors are dispatched directly to the hospital, medical laboratory and/or medical center, as the case may be, and they then travel directly to the delivery point, rather than returning to a central corporate office.

Orbis was incorporated in Nevada in 2014, and Ceberus Distribution & Courier Services Inc., our wholly owned subsidiary (“Ceberus”), was incorporated in Ontario, Canada, in 2009. Currently, all of our operations are performed by Ceberus. Prior to July 2014, Ceberus was wholly owned by Manhor S. Bansal, our President and Chief Executive Officer. On July 18, 2014, Orbis entered into a Capital Contribution Agreement with Mr. Bansal, pursuant to which Mr. Bansal agreed to contribute his 100% membership interest in Ceberus to Orbis in exchange for 75,000,000 shares of Orbis common stock. As a result of the transactions contemplated by the Capital Contribution Agreement, Ceberus became a wholly owned subsidiary of Orbis.

As of December 31, 2014, we had no operations in the United Kingdom and we have not generated any revenues in the United Kingdom. In August 2014, we formed Orbis Logistics Limited, a wholly owned subsidiary (“Logistics”), in the United Kingdom. We intend that Logistics will perform non-asset based point-to-point delivery of medical specimens in the United Kingdom, and will commence operations in late 2015. We have not yet taken any steps, other than formation of the subsidiary, to implement Logistics’ business. Currently, we are a non-asset based specialized provider of urgent point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto area and surrounding areas, including the York, Durham and Peel regions. We believe that the rapidly aging Toronto population and the expected rise in health care spending, including diagnostics testing for various diseases, will increase the demand for delivery of medical specimens between hospitals and other medical agencies. In addition, we believe that we can capitalize on hospitals’ and medical laboratories’ need to perform diagnostics tests efficiently, requiring quick transportation of medical specimens.

During the year ended December 31, 2014, we generated revenue of $294,841 and had a net loss of $86,442. We currently expend approximately $38,000 in cash per month. While we cannot make any assurances as to the accuracy of our projections of future capital needs, we believe, based on our cash available and receivable collections expected to be received within the next 30 days, we have adequate cash and cash equivalents balances to fund operations through the second quarter of 2015. As of December 31, 2014, we had an aggregate of approximately $20,052 cash on hand.

In March 2013, we entered into an agreement with IPS Invoice Payment Systems Corp., a factoring company (“IPS”), pursuant to which we agreed to assign, in IPS’ sole discretion, selected accounts receivable to IPS in exchange for initial cash funding for 90% of the factored receivable. The minimum 10% reserve held back by IPS will be released, less fees, after collection of the account receivable by IPS. We agreed to pay a factor fee of 0.10% daily of the face value of submitted invoices.

In the first, second and third quarters of 2014, Dynamis Capital, Inc., an unrelated third party, paid an aggregate of $48,833 on our behalf for legal, accounting and auditing services provided to Ceberus. In order to memorialize our obligation to repay these funds, on August 15, and September 26, 2014, we issued promissory notes to the lender in the aggregate principal amount of $48,833. The notes accrue interest at the rate of 10% per annum and each is due and payable on the date that is 180 days from the respective note date. Until each of the notes is paid in full, the lender is entitled, at its option, to convert all amounts due under the respective note into shares of our common stock. The number of shares of common stock to be issued upon conversion of each note will be determined by dividing (x) the amount of principal and accrued and unpaid interest to be converted by (y) the conversion price then in effect. The conversion price will be computed by dividing the sum of the principal and any accrued interest outstanding by the average volume weighted average price of our common stock over the seven trading days prior to the conversion date, and then multiplying the result by 80% or $0.01, whichever is greater; provided, however, that if no market for our common stock exists, the conversion price shall be $0.01 per share. On February 12, 2015 the Company defaulted on the $36,918 note and on March 25, 2015, the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

Point-to-Point Medical Courier Business

The delivery and logistics industry has grown considerably, but remains fragmented. The industry is composed primarily of same-day, next-day and second-day service providers. Historically, same-day delivery service involved mostly document deliveries. Over time, technological developments such as the Internet have increased time sensitivity in a variety of business transactions, thereby increasing demand for the same-day delivery of various goods beyond documents. Goods that require time sensitive delivery now include items such as medical specimens, replacement computer parts and consumer goods purchased online. Orbis primarily services the same-day, inter-city delivery market of medical specimens between hospitals, medical laboratories and other related medical agencies.

We have established a subsidiary, Logistics, in the United Kingdom in the town of Windsor. Windsor is strategically located 20 minutes away from Heathrow International Airport and 40 minutes away from the capital city of London. We plan to implement a similar business model that we have used in Canada focusing on the courier and delivery of medical specimens.

We perform “stat work,” which involves immediate/on-demand deliveries, and route work, where drivers will travel along a predetermined route to make pick-ups and deliveries. Dispatch services for stat work is performed by the client, meaning that all communication occurs solely between the client and our contracted drivers. This differs from route work, where coordination and dispatch is conducted in-house, meaning that we act as an intermediary between the client and our contracted drivers. Usually our dispatch services for route work include coordinating schedules and/or any changes to pick-up or drop-off locations through email and/or mobile telephone.

The client is billed at the rate of C$25 per hour and invoiced on a weekly basis, payable within 30 days. Contracted drivers are remunerated at C$20 per hour, and the Company generates revenue of C$5 per hour.

Customers

We have chosen to focus on the point-to-point delivery of medical specimens business in the greater Toronto metropolitan area because of the rapidly aging population of Toronto and the expected rise in health care spending including diagnostics testing for various diseases which we expect will increase the demand for delivery of medical specimens between hospitals and related medical agencies. The requirements of hospitals and medical laboratories to perform diagnostic tests efficiently, requires the quick transportation and turnaround of medical specimens necessary to conduct diagnostic testing for various diseases. During 2014 and 2013, one customer, Gamma-Dynacare Medical Laboratories, accounted for 100% of our total sales.

Marketing

Over the course of the last decade, businesses have been looking to reach broader audiences through the expansion of their online presence, while embracing new, web-enabled technologies that allow for more targeted customer acquisition. The design and production of a website is an absolute necessity, particularly as Orbis begins to expand upon the number and quality of services it offers to clients. According to the Office for National Statistics, 82% of all businesses in the United Kingdom have websites, with almost a quarter of them having online ordering or reservation/booking functionality. Embracing the current shift towards the deployment of mobile-app technology in the courier and logistics industry, Orbis’ web presence would have to plug into such services, adding flexibility and functionality for clients. Effective customer acquisition means employing search engine optimization (“SEO”) services, which keeps Orbis relevant on web search platforms such as Google and Bing, the two largest search engines in the U.K. and Canada. In general, the earlier (or higher ranked on the search results page), and more frequently a site appears in the search results list, the more visitors it will receive from the search engine’s users. Utilizing SEO services involves optimizing a website by way of editing its content, HTML and associated coding to increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines. A report from the DAC Group in 2011 demonstrates an upwards trend, where 61% of Canadian businesses turn to online searches when deciding on business purchases. Further engagement of an existing client base, with the benefit of improving customer experience and retention requires active participation in social media, and is often employed by businesses around the world. In the UK specifically, a little under half of surveyed business reported the use of social media, according to a study conducted in 2012 by the office of national statistics. Services such as Facebook, Twitter or LinkedIn allow businesses to simultaneously interact with their existing user base, market to new audiences, and have access to a large labor pool for recruiting additional staff. Targeting a niche market for medical logistics and transport services, Orbis will be looking to utilize conventional means of marketing, such as outsourcing telemarketing services. In a 2012 study by InsideSales.com, telemarketing was one of the most effective, yet underused, methods of lead generation. In this way we are able to directly engage potential clients, creating awareness amongst our target demographic and ultimately building a rapport with actual business decision makers.

Competition

The point-to-point delivery industry refers to a transportation system in which passengers or goods travel directly to a destination, rather than going through a central hub. This differs from the spoke-hub distribution paradigm in which the passengers or goods go to a central location in order to reach their ultimate destination. The point-to-point delivery industry is highly fragmented with a low entry barrier and therefore there are a large number of players that range from international to local in scope.

While many major national and international operators in the industry have moved toward consolidation to operate on a national and international scale, we have taken a different approach in the same-day delivery and logistics industry. We believe that specialization in local markets and in several key sectors such as the delivery of medical specimens offers more competitive benefits to local businesses than those that large-scale operators can provide. We believe that our advantages include:

●	Specialized focus in the Toronto Area with extra customer service to local businesses;

●	Competitive pricing to businesses operating in the greater Toronto area due to lower overhead and operating costs when compared to couriers who operate on a national or international scale;

●	Competitive same day point-to-point delivery service for local businesses in the greater Toronto area, allowing for faster delivery times than the traditional hub-and-spokes model used by most larger courier companies; and

●	Reduced operating overhead and asset depreciation risk, as compared to some competitors, by using delivery contractors, rather than maintaining a fleet of delivery vehicles and full-time employees.

Today, there are many companies offering same-day or next-day medical courier services, including CitySprint, ERS Medical, as well as the U.K. divisions of worldwide couriers such as FedEx, DHL, UPS and TNT. The global bio-pharma logistics market is heading toward $75 billion by 2018, according to industry publication pharmaceutical commerce, on the back of new logistics technologies, as well as increasing freight and fuel charges.

In the United Kingdom, the Independent/Freelance courier business model is highly popular, with an abundant supply of labor employed in the industry. This is likely because of the low business requirements (a vehicle) and the lucrative number of items sent within the U.K. every day.

Government Regulation

In Canada, we are governed by the Ontario Dangerous Goods Transportation Act (the “ODGTA”). The ODGTA ratifies regulations enacted by Transport Canada regarding the classification, documentation, packaging and transportation of dangerous goods, including but not limited to, flammable liquids, toxic and infectious substances, and corrosives. All of our independent contractors must be certified in accordance with the ODGTA to handle and transport biomedical specimens, or be under the direct supervision of someone who has been trained and certified.

In the U.K, courier services that transport medical specimens are required to receive specialist good manufacturing practice (“GMP”) training, certified by the World Health Organization. GMPs seek to ensure that food, drug and active pharmaceutical product manufacturers are current with international safety and quality guidelines. In addition, drivers and handlers should be instructed to transport blood products, medications and any other biological specimens according to UN 3373 standards, a classification that sets forth the appropriate packaging requirements for diagnostics specimens transport. Additionally, medical couriers should comply with Clinical Pathology Accreditation medical laboratory standards, which outline the requirements for management of a medical laboratory, including references to proper collection, handling and transportation of medical specimens.

Employees

As of April 6, 2015, we had one employee and 11 independent contractors.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this annual report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business and Our Industry

We do not maintain contracts with our customers.

Our customers are free to terminate the use of our services at any time. We do not have any fixed-term or other contracts in place to guarantee a certain degree of stability in our revenues. The loss of a customer could have a material adverse effect on our operations, revenues and ability to generate a profit. See “—Loss of a key customer may adversely impact our business and results of operations.”

We rely heavily on information and technology to operate our transportation networks, and any disruption to our technology infrastructure or the Internet could harm our operations and our reputation among customers.

Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including the ability to provide features of service that are important to our customers. External and internal risks, such as malware, code anomalies, “Acts of God,” attempts to penetrate our networks, data leakage and human error, pose a direct threat to our services and data. Any disruption to the Internet or our technology infrastructure, including those impacting our computer systems, could adversely impact our customer service, volumes and revenues and result in increased costs. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by us or a trusted third-party. While we have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans, these measures cannot fully insulate us from technology disruptions or data loss and the resulting adverse effect on our operations and financial results. Additionally, the cost and operational consequences of implementing further data or system protection measures could be significant.

Loss of a key customer may adversely impact our business and results of operations.

During the years ended December 31, 2014 and 2013, one customer, Gamma-Dynacare Medical Laboratories, accounted for 100% of the Company’s total sales. The loss of this customer would adversely impact our business, financial condition and results of operations.

Certain tax and legal matters related to independent contractors could have a material adverse effect on our business and results of operations.

All of our drivers at April 6, 2015 were independent contractors, as opposed to employees of the Company. The Company does not pay or withhold any federal or state employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in Canada have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal Canadian and provincial laws. However, there can be no assurance that federal Canadian, or provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or cause the Company to restate financial information from prior periods.

Our business and results of operations may be impacted adversely by increased expenses of our independent contractors.

Our point-to-point delivery services are performed by independent contractors. These independent contractors are responsible for paying for their own vehicles, equipment, fuel and operating expenses. However, increases in fuel costs, insurance costs, increased costs of new and used vehicles or reduced financing sources available may discourage current independent contractors from continuing to provide services to us, and potential independent contractors from entering the industry. If we are able to retain our independent contractors, we may be required to increase the amounts paid to such independent contractors in order to obtain their services. This may affect adversely our business and our results of operations.

If we are unable to retain our current independent contractors or recruit suitable replacements, our results of operations and ability to expand could be materially adversely affected.

We have not entered into service agreements with our independent contractors and our industry is characterized by high turnover. Therefore, we regularly must recruit new independent contractors to replace those who no longer provide services. If we are unable to retain our existing independent contractors or recruit new independent contractors, our results of operations and ability to expand could be materially adversely affected.

We face intense competition, which may adversely affect our business and results of operations.

The express courier and transportation market is both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks. We believe we will compete effectively with these companies – for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer.

Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. While we expect our future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

We are also subject to other risks and uncertainties that affect many other businesses.

These risks and uncertainties include:

●	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

●	the increasing costs of compliance with federal, state and foreign governmental agency mandates:

●	the impact of any international conflicts on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

●	any impacts on our business resulting from new domestic or international government laws and regulation;

●	market acceptance of our services.

Our independent registered public accounting firm has substantial doubt as to our ability to continue as a going concern.

As a result of our net losses to date, net cash used in operations, working capital deficit, accumulated deficit and stockholders’ deficiency, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified its report on our audited consolidated financial statements for the years ended December 31, 2014 and 2013, included in this annual report on Form 10-K, in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may be unable to continue as a going concern if we do not successfully raise additional capital.

If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	allocate our human resources optimally;

●	meet our capital needs; or

●	identify and hire qualified employees or retain valued employees.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Our operating results may fluctuate significantly based on customer acceptance of our services. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our services. If customers don’t accept our services, our sales and revenues will decline, resulting in a reduction in our operating income or possible increase in losses.

Our future success depends on our ability to grow and expand our customer base, and our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth has been derived from our provision of urgent point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers. During 2014 and 2013, one customer accounted for 100% of our total sales. Our success and the planned growth and expansion of our business depend on our achieving greater and broader acceptance of our services and expanding our customer base. There can be no assurance that customers will hire us to provide these delivery services or that we will continue to expand our customer base. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we compete with numerous other companies who offer products similar to the products we sell. These competitors may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

Failure to maintain permits and licensing may adversely impact our ability to operate our business.

Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various Canadian federal, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. If we fail to maintain required certificates, permits or licenses, or if we fail to comply with applicable laws, ordinances or regulations, we may incur substantial fines or possible revocation of our authority to conduct certain of our operations.

Fluctuations of foreign exchange rates may adversely affect our results.

Currently, our operations are conducted solely in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in reported amounts from Canadian operations in our consolidated financial statements. The Canadian dollar is the functional currency for Canadian operations. Therefore, any change in the exchange rate will affect our reported sales, expenses and net income. In the future, we intend to commence operations in the United Kingdom. To the extent we commence operations in the United Kingdom, exchange rate fluctuations between the British pound and the Canadian dollar will result in fluctuations in reported amounts from British operations in our consolidated financial statements.

Historically, we have not entered into hedging transactions with respect to our foreign currency exposure, but may do so in the future. We cannot be assured that fluctuations in foreign currency exchange rates will not have a material adverse impact on our business, financial condition or results of operations.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

As a public company, we are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a new public company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. We estimate that we will spend an additional $55,000 in 2015 as a result of being a public company.

Our internal controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Additionally, because Mr. Bansal, our President and Chief Executive Officer, had no prior experience running a public company, it is possible that the business might not be successful. Prior to our initial public offering in February 2015, Mr. Bansal had no experience serving as an officer or director of a public company, or experience with the reporting or financial disclosure requirements to which public companies are subject. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to his ultimate lack of experience with public companies and their reporting requirements in general.

Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our current management and human resources infrastructure is comprised of our President and Chief Executive Officer and several independent contractors. Our success will depend, in part, upon the ability of our management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

We are dependent on Mr. Bansal, our President and Chief Executive Officer, and the loss of this officer could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of Mr. Bansal. Mr. Bansal manages our business from Canada. We do not maintain key person life insurance policies on our President and Chief Executive Officer. The loss of Mr. Bansal’s services could have a material adverse effect on our business and operations.

Our ability to grow our business may depend on developing a positive brand reputation and customer loyalty.

Establishing and maintaining a positive brand reputation and nurturing customer loyalty is critical to attracting new customers. We expect to expend reasonable but limited resources to develop, maintain and enhance our brand in the near future. In addition, nurturing customer loyalty will depend on our ability to provide a high-quality user experience. If we are unable to maintain and enhance our brand reputation and customer satisfaction, our ability to attract new customers will be harmed.

In order to execute our business plan, we may need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.

We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

Our sole officer and director possesses the majority of our voting power, and through this ownership, controls our Company and our corporate actions.

Our current officer and director holds 100% of the outstanding shares of common stock. Our sole officer and director has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officer and/or stockholder may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may give rise to a conflict of interest with the Company and our stockholders.

Risks Related to Our Common Stock

There is currently no trading market for our common stock.

There currently is no trading market for our stock. While we intend to utilize a marker maker to apply for quotation on the OTC Markets in the near future, we cannot assure you that a public market will ever develop. There is no guarantee that our common will ever be quoted on the OTC Markets or any exchange. Furthermore, you will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our common stock. Even if a limited trading market does develop, there is a risk that the absence of potential buyers will prevent you from selling your common stock if you determine to reduce or eliminate your investment.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the us and our sole non-U.S. resident officer and director.

Our sole director and officer, Manhor S. Bansal, is not resident of the United States. Consequently, it may be difficult for investors to effect service of process on Mr. Bansal in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Bansal based on the civil liability provisions of the United States securities laws. Because we have no assets located in the United States, it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, any judgment obtained in the United States against us may not be enforceable in the United Kingdom or Canada.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Shares eligible for future sale under Rule 144 may adversely affect the market value of our common stock.

From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. Any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse effect on the market price of our securities.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We may grant options to purchase shares of our common stock to our directors, employees and consultants. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our common stock may be considered a “penny stock” within the meaning of Rule 3a-51-1 of the Exchange Act which will affect your ability to sell your shares of common stock; “penny stocks” often suffer wide fluctuations and have certain disclosure requirements which make resale in the secondary market difficult.

Our common stock will be subject to the Penny Stock Reform Act, which will affect your ability to sell your common stock in any secondary market, which may develop. If our common stock is not listed on a nationally approved exchange or NASDAQ, do not meet certain minimum financing requirements, or have a bid price of at least $5.00 per share, they will likely be defined as a “penny stock.” Broker-dealer practices, in connection with transactions in “penny stocks,” are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

●	the delivery of standardized risk disclosure documents;

●	the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the customer’s account;

●	written determination that the penny stock is a suitable investment for purchaser;

●	written agreement to the transaction from purchaser; and

●	a two-business day delay prior to execution of a trade

These disclosure requirements and the wide fluctuations that “penny stocks” often experience in the market may make it difficult for you to sell your common stock in any secondary market, which may develop. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

As of April 6, 2015, there are two convertible notes outstanding and the holder of these notes can elect to convert the note into shares of our common stock, diluting current stockholders’ equity.

Dynamis Capital, Inc., the holder of the convertible notes in the aggregate principal amount of $48,833, each with a maturity date that is 180 days from the respective note date, can convert the note into shares of our common stock. The number of shares of common stock to be issued upon conversion of each note will be determined by dividing (x) the amount of principal and accrued and unpaid interest to be converted by (y) the conversion price then in effect. The conversion price will be computed by dividing the sum of the principal and any accrued interest outstanding by the average volume weighted average price of our common stock over the seven trading days prior to the conversion date, and then multiplying the result by 80% or $0.01, whichever is greater; provided, however, that if no market for our common stock exists, the conversion price shall be $0.01 per share. On February 12, 2015 the Company defaulted on the $36,918 note and on March 25, 2015, the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

Our principal executive offices are located at 100 Peffer Law Circle, Brampton, Ontario L6Y 0L6 Canada. Our President and Chief Executive Officer leases the property and permits us to use the property at no cost. We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

●	are approved by FINRA;

●	who agree to sponsor the security; and

●	who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Markets.

In order for a security to be eligible for quotation by a market maker on the OTC Markets, the Company will be required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer. Currently, Mr. Bansal, our President and Chief Executive Officer, acts as our principal financial and accounting officer.

We intend to cause a market maker to submit an application for quotation to the OTC Markets upon the effectiveness of this registration statement. However, we can provide no assurance that our common stock will be traded on the OTC Markets or, if traded, that a public market will materialize.

As of April 6, 2015, there was one record holder and 75,000,000 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 18, 2014, Orbis issued 75,000,000 shares of common stock to Manhor S. Bansal, our President, Chief Executive Officer and director, in consideration of Mr. Bansal’s contribution of his 100% membership interest in Ceberus to Orbis. These shares were issued in a transaction exempt from the registration requirements of the Securities Act, under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and notes thereto, included elsewhere in this annual report on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Overview

Prior to July 2014, Ceberus was wholly-owned by Manhor S. Bansal, our President and Chief Executive Officer. On July 18, 2014, Orbis entered into a Capital Contribution Agreement with Mr. Bansal, pursuant to which Mr. Bansal agreed to contribute his 100% membership interest in Ceberus to Orbis in exchange for 75,000,000 shares of Orbis common stock. As a result of the transactions contemplated by the Capital Contribution Agreement, Ceberus became a wholly-owned subsidiary of Orbis.

We are a non-asset based specialized provider of urgent point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto Area and surrounding areas including York Region, Durham Region and Peel Region.

As of the date of the filing of this report, we have no operations in the United Kingdom and we have not generated any revenues in the United Kingdom. On August 22, 2014, we formed Orbis Logistics Limited, a wholly-owned subsidiary (“Logistics”), in the United Kingdom. We intend that Logistics will perform non-asset based point-to-point delivery of medical specimens in the United Kingdom, and will commence operations in late 2015. As of the date of the filing of this report, we have not taken any steps, other than formation of the subsidiary, to implement Logistics’ business.

As a non-asset based provider of point-to-point delivery of medical specimen services in Ontario province, Canada, we do not own any equipment and our services are provided through our strategic alliances with independent contractors. Our point-to-point medical specimen delivery service emphasizes safety and all our contractors are certified by the Government of Ontario to handle and transport biomedical materials.

In March 2013, we entered into a factoring agreement (the “Factoring Agreement”) with IPS Invoice Payment System Corp., a factoring company (“IPS”), pursuant to which we agreed to assign, in IPS’ sole discretion, selected accounts receivable to IPS in exchange for initial cash funding for 90% of the factored receivable. The minimum 10% reserve held back by IPS will be released, less fees, after collection of the account receivable by IPS. We agreed to pay a factor fee of 0.10% daily of the face value of submitted invoices. Because the Factoring Agreement provides for full recourse against us for factored accounts receivable that are not collected by IPS for any reason, and the collection of such accounts receivable is fully secured by substantially all of our assets, the factoring advances at December 31, 2014 and 2013, which have been treated as secured loans on our consolidated balance sheets were $33,592 and $14,984, respectively. The total accounts receivable factored in 2014 and 2013 were $367,263 and $107,564, respectively. We incurred factor fees of $8,888 and $3,872 in 2014 and 2013. Total outstanding accounts receivable factored at December 31, 2014 and 2013, which are included in accounts receivable on our balance sheets were $37,325 and $14,264, respectively.

Results of Operations

For the year ended December 31, 2014 compared to December 31, 2013

Revenue

Revenue for the years ended December 31, 2014 and 2013 was $294,841 and $113,701. Revenue increased by $181,140 (159%) in 2014 compared to the previous year primarily due to an increase in the number of point-to-point deliveries.

Cost of Revenue

Cost of revenue for the years ended December 31, 2014 and 2013 was $220,492 and $75,520. Cost of revenue in 2014 increased by $144,972 (192%) compared to the previous year as a result of an increase in independent contractor expense due to increase in point-to-point deliveries, costs of fuel and vehicle maintenance.

Operating Expenses

Total operating expenses for the years ended December 31, 2014 and 2013 were $150,194 and $58,622. Operating expenses in 2014 increased by $91,572 (156%) as compared to 2013 primarily due to an increase in professional fees of $67,967 for public company reporting requirements, increase in officer’s compensation of $16,137 and increase in general and administrative expenses of $7,468 primarily due to increase in telephone expense.

Other Income (Expenses)

Total other expenses for the year ended December 31, 2014 and 2013 were $10,597 and $3,872. Other income (expenses) consists of factoring fees and interest expense. Factoring fees in 2014 increased by $5,016 to $8,888 as compared to 2013 as a result of increase in accounts receivable factored in 2014. Interest expense of $1,709 for the year ended December 31, 2014 consisted of interest recorded on the convertible promissory notes executed by us in 2014. No interest expense was recorded in 2013 as we did not borrow any funds in 2013.

Provision for Income Taxes

There was no income tax expense in 2014 and 2013 due to the Company’s net taxable losses. At December 31, 2014 and 2013, the Company has a net operating loss (“NOL”) for Canadian and U.S. tax purposes that approximates $60,400 and $76,400, respectively, and are available to offset taxable income through 2024. Consequently, the Company may have NOL carry forwards available for income tax purposes, which will continue to be available until they are recovered through earning taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Net Loss

Net loss for the years ended December 31, 2014 and 2013 was $86,442 and $24,313. The increase in net loss was primarily due to an increase in professional fees related to the preparation of the Company’s registration statement on Form S-1, increase in officer’s compensation, and increase in factoring fees. The basic and diluted net loss per common share for the years ended December 31, 2014 and 2013 was $0 and $0, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2014, we had cash and cash equivalents of $20,052, an increase of $11,659 from $8,393 as of December 31, 2013. At December 31, 2014, we had current liabilities of $192,453, compared to current assets of $60,730, which resulted in a negative working capital position of $131,723. The current liabilities are comprised principally of accrued expenses, due to sub-contractors, loan payable to factor, sales tax payable and convertible notes payable. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and expanded geographical areas. We anticipate generating minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing sole stockholder. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to the sole holder of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing sole shareholder. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

We have been successful in the past in raising capital, however, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results.

Operating Activities

Net cash flow used in operating activities for the year ended December 31, 2014 was $56,710 which resulted primarily due to our net loss of $86,442, increase in accounts receivable of $29,029, decrease in accounts payable of $1,228, increase in accrued expenses of $31,279, increase in accrued interest payable of $1,709, due to sub-contractors of $15,459 and increase in sales tax payable of $11,542.

Financing Activities

Net cash flow provided by financing activities for the year ended December 31, 2014 was $69,701 which resulted primarily from the loan proceeds from factor net of repayments of $20,868 and cash received from convertible notes of $48,833.

We experienced a net decrease of $1,332 as a result of currency exchange rate fluctuation during the year ended December 31, 2014.

As a result of the above activities, we experienced a net increase in cash of $11,659 for the year ended December 31, 2014. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

As reflected in the accompanying consolidated financial statements, the Company had net losses and cash used in operations for the year ended December 31, 2014 of $86,442 and $56,710, respectively. The working capital deficit, accumulated deficit and stockholders’ deficit as of December 31, 2014 were $131,723, $139,427 and $131,723, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

In its report relating to our December 31, 2014 financial statements included in this annual report on Form 10-K, our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our net losses to date, net cash used in operations, working capital deficit, accumulated deficit and stockholders’ deficit. The auditor’s opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets and estimates of sales taxes payable. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Accounts Receivable and Factoring

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

The Company accounts for the transfer of our accounts receivable to a third party under a factoring agreement in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement with the factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a secured loan liability “Loan payable to factor” on our consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue upon delivery of shipments for our distribution and courier services business. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenue from the weekly billing it performs based on the number of hours driven on various routes and evidenced by the customer authorization and acceptance of completed routes and any special runs authorized by the customer.

Cost of Revenue

Cost of revenue includes subcontractor expenses which are amounts paid or due to courier drivers and the costs of fuel and vehicle maintenance.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the Company’s operating subsidiary is the Canadian dollar (CAD$). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with the changes in the corresponding balances on the consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

Recently Issued Accounting Standards

The Company implemented all new accounting standards that are in effect and that may impact the consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-13 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. We have identified the following material weakness as of December 31, 2014:

●	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weakness described above:

●

Management has internally formalized the procedures for segregation of duties and monitoring handling of cash, cash receipts and cash disbursements. We are establishing a formal documented system of internal controls surrounding cash and implement such systems.

Management believes the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by December 31, 2015.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of our Board of Directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Manhor S. Bansal currently is our only officer and director. Set forth below is certain information regarding Mr. Bansal.

Name	Age	Position
Manhor S. Bansal	49	President, Chief Executive Officer and Director

Background Information about our Officers and Directors

Manhor S. Bansal. Mr. Bansal has served as our President and Chief Executive Officer and as a director since January 2014. Mr. Bansal founded Ceberus in 2009 and has served as its President and Chief Executive Officer since that time. Prior to founding Ceberus, Mr. Bansal worked in the courier and transportation industry for almost 15 years. Mr. Bansal’s experience as our President and Chief Executive Officer and his involvement with our formation, along with his knowledge of our business and industry, has led our board of directors to conclude that he should continue to serve as a director.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.OrbisCorporation.co.uk. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current board of directors. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of our directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Mr. Manhor S. Bansal who filed a Form 3 late.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us for the years ended December 31, 2014 and December 31, 2013 for our principal executive officer.

2014 Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Manhor S. Bansal, President and Chief Executive Officer	2014	0	0	0	0	0	0	63,184	(1)	63,184
	2013	0	0	0	0	0	0	47,047	(2)	47,047

(1)	Represents (i) an aggregate management fee of $36,549 paid to Mr. Bansal by the Company in lieu of salary, (ii) payment by the Company of certain of Mr. Bansal’s personal expenses in the aggregate amount of $22,253, and (iii) repayment by the Company of a personal loan of Mr. Bansal in the aggregate amount of $4,382.

(2)	Represents (i) an aggregate management fee of $23,252 paid to Mr. Bansal by the Company in lieu of salary, (ii) payment by the Company of certain of Mr. Bansal’s personal expenses in the aggregate amount of $18,644, and (iii) repayment by the Company of a personal loan of Mr. Bansal in the aggregate amount of $5,151.

Narrative Disclosure to Summary Compensation Table

The Company has not established a base salary for the President and Chief Executive Officer. However, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, payments to be made to himself by the Company in the form of a management fee. The management fee is intended to compensate Mr. Bansal for services rendered to the Company in his capacity as an executive officer. There is no written agreement regarding the management fee and no terms in place regarding the amount and timing of management fees. In addition, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, the payment by the Company of certain of the President and Chief Executive Officer’s personal expenses and/or financial obligations, including personal loans.

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

Our current director does not receive separate compensation for his service on our Board of Directors. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their services.

No compensation was paid to our director for his service as a director during the year ended December 31, 2014.

Director Independence

Our Board of Directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 6, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our named executive officers and (iii) all executive officers and directors as a group. As of April 6, 2015, there were 75,000,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Manhor S. Bansal	75,000,000	100%
All directors and executive officers as a group (1 person)	75,000,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On July 18, 2014, Orbis entered into a Capital Contribution Agreement with Manhor S. Bansal, our current President, Chief Executive Officer and director, pursuant to which Mr. Bansal agreed to contribute his 100% membership interest in Ceberus to Orbis in exchange for 75,000,000 shares of Orbis common stock. As a result of the transactions contemplated by the Capital Contribution Agreement, Ceberus became a wholly owned subsidiary of Orbis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Salberg & Company, P.A. for the fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$27,000	$22,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$27,000	$22,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-13.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Orbis Corporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).
3.2	Bylaws of Orbis Corporation (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).
10.1	Capital Contribution Agreement dated as of July 18, 2014 by and between Manhor S. Bansal and Orbis Corporation (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).
10.2	Convertible Promissory Note made by Orbis Corporation in favor of Dynamis Capital, Inc. dated as of August 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).
10.3	Convertible Promissory Note made by Orbis Corporation in favor of Dynamis Capital, Inc. dated as of September 26, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2014).
10.5	Agreement dated as of March 25, 2013 between Ceberus Distribution & Courier Services Inc. and IPS invoice Payment System Corp. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2014).
21.1*	List of Subsidiaries.
31.1*	Section 302 Certificate of Chief Executive Officer.
31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIS CORPORATION

Date: April 9, 2015	By:	/s/ Manhor S. Bansal
Manhor S. Bansal,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manhor S. Bansal	President, Chief Executive Officer and Director	April 9, 2015
Manhor S. Bansal	(principal executive officer, principal financial officer and principal accounting officer)

25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Orbis Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Orbis Corporation and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholder’s deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbis Corporation and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and cash used in operations of $86,442 and $56,710 in 2014, and has a working capital deficit, accumulated deficit and stockholders’ deficit of $131,723, $139,427 and $131,723, respectively, at December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 9, 2015

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current Assets:
Cash	$20,052	$8,393
Accounts receivable	37,325	14,264
Due from factor	3,353	-
Total Current Assets	60,730	22,657

Total Assets	$60,730	$22,657

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts payable	$-	$1,268
Accrued expenses	44,568	14,747
Accrued interest payable	1,709	-
Due to sub-contractors	17,962	3,573
Loan payable to factor	33,592	14,984
Sales tax payable	45,789	37,869
Convertible note payable	48,833	-
Total Current Liabilities	192,453	72,441

Total Liabilities	192,453	72,441

Stockholder’s Deficit:
Common stock $0.0001 par value; 500,000,000 shares authorized; 75,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	7,500	7,500
Additional paid in capital	(7,140)	(7,140)
Accumulated deficit	(139,427)	(52,985)
Accumulated other comprehensive income	7,344	2,841
Total Stockholder’s Deficit	(131,723)	(49,784)

Total Liabilities and Stockholder’s Deficit	$60,730	$22,657

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2014	2013

Revenue	$294,841	$113,701

Cost of revenue	220,492	75,520

Gross profit	74,349	38,181

Operating Expenses:
Officer compensation	63,184	47,047
Professional fees	71,352	3,385
General and administrative	15,658	8,190
Total Operating Expenses	150,194	58,622

Loss from Operations	(75,845)	(20,441)

Other Income (Expenses):
Factoring fees	(8,888)	(3,872)
Interest expense	(1,709)	-
Total Other Income Expenses)	(10,597)	(3,872)

Net Loss	$(86,442)	$(24,313)

Other Comprehensive Income (Loss):
Net loss	(86,442)	(24,313)
Unrealized foreign currency translation gain	4,503	2,831
Total Other Comprehensive Income (Loss)	$(81,939)	$(21,482)

Net Loss per Common Share - Basic and Diluted	$-	$-

Weighted Average Shares Outstanding - Basic and Diluted	75,000,000	75,000,000

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance - December 31, 2012	75,000,000	$7,500	$(7,140)	$(28,672)	$10	$(28,302)

Net loss	-	-	-	(24,313)	-	(24,313)

Foreign currency translation gain (loss)	-	-	-	-	2,831	2,831

Balance - December 31, 2013	75,000,000	7,500	(7,140)	(52,985)	2,841	(49,784)

Net loss	-	-	-	(86,442)	-	(86,442)

Foreign currency translation gain (loss)	-	-	-	-	4,503	4,503

Balance - December 31, 2014	75,000,000	$7,500	$(7,140)	$(139,427)	$7,344	$(131,723)

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(86,442)	$(24,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	(29,029)	(6,257)
Accounts payable	(1,228)	1,317
Accrued expenses	31,279	4,283
Accrued interest payable	1,709	-
Due to subcontractors	15,459	2,036
Sales tax payable	11,542	14,752
Net Cash Used In Operating Activities	(56,710)	(8,182)

Cash Flows From Financing Activities:
Loan proceeds from (repayments to) factor, net	20,868	15,565
Convertible notes proceeds	48,833	-
Net Cash Provided by Financing Activities	69,701	15,565

Effect of Exchange Rate Changes on Cash	(1,332)	(368)

Net Increase in Cash	11,659	7,015

Cash, Beginning of Period	8,393	1,378

Cash, End of Period	$20,052	$8,393

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Orbis Corporation was incorporated in January 2014 to reorganize Ceberus Distribution & Courier Services, Inc. which was incorporated under the laws of the Province of Ontario on June 5, 2009. The consolidated entity is referred to as “the Company”. The Company provides distribution and couriers services primarily for the medical field and currently operates only in Canada.

The reorganization, which occurred in July 2014, is retroactively reflected in the accompanying consolidated financial statements and footnotes for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Orbis Corporation and its wholly-owned subsidiaries Ceberus Distribution & Courier Services, Inc. located in Canada, and Orbis Logistics Limited a recently formed inactive subsidiary located in the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets and estimates of sales taxes payable. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of insured limits at December 31, 2014 and 2013.

Significant Customers and Concentration of Credit Risk

During the years ended December 31, 2014 and 2013, one customer accounted for 100% of total sales.

At December 31, 2014 and 2013, the same one customer accounted for 100% of accounts receivable.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Geographic Concentration of Business

During the years ended December 31, 2014 and 2013, the Company provided point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto Area and surrounding areas including York Region, Durham Region and Peel Region.

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, and loan payable to factor, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for convertible notes payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

We follow accounting guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Accounts Receivable and Factoring

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

The Company accounts for the transfer of our accounts receivable to a third party under a factoring agreement in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement with the factor requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a secured loan liability “Loan payable to factor” on our consolidated balance sheet.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Revenue Recognition

The Company recognizes revenue upon delivery of shipments for our distribution and courier services business. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Company recognizes revenue from the weekly billing it performs based on the number of hours driven on various routes and evidenced by the customer authorization and acceptance of completed routes and any special runs authorized by the customer.

Cost of Revenue

Cost of revenue includes subcontractor expenses which are amounts paid or due to courier drivers and the costs of fuel and vehicle maintenance.

Income Taxes

The Company’s operating subsidiary is governed by Canadian income tax laws, which are administered by the Canada Revenue Agency and the parent holding company is governed by U.S. tax laws.

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.” These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended December 31, 2014 and 2013 no adjustments were recognized for uncertain tax benefits. The years 2009 through 2014 are subject to examination by the Canada Revenue Agency.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other common stock equivalents. As of December 31, 2014, there was $48,833 of convertible notes principal balance that was convertible into 4,883,300 shares of common stock. The effect of these common stock equivalents is anti-dilutive due to the Company’s net loss.

Recent Issued Accounting Standards

The Company implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operations.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the Company’s operating subsidiary is the Canadian dollar (CAD$). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with the changes in the corresponding balances on the consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). The foreign currency translation adjustment included in other comprehensive income and loss for the years ended December 31, 2014 and 2013 amounted to a gain of $4,503 and $2,831, respectively.

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

As of December 31, 2014 and 2013, the exchange rates used to translate amounts in Canadian dollars into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2014	December 31, 2013
Exchange rate on balance sheet dates
USD : CAD$ exchange rate	0.8599	0.9349

Average exchange rate for the period
USD : CAD$ exchange rate	0.9058	0.9711

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net losses and cash used in operations for the year ended December 31, 2014 of $86,442 and $56,710, respectively. The working capital deficit, accumulated deficit and stockholders’ deficit as of December 31, 2014 were $131,723, $139,427 and $131,723, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The Company received $48,833 from the issuance of convertible notes during the year ended December 31, 2014, however, the sole source of these funds may not advance further amounts. Management is currently seeking to raise debt or equity capital. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue and to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In March 2013, the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding (“factor advances”) for 90% of the factored receivable. The minimum 10% reserve held back by the Factor is released, less fees, after collection of the account receivable by the Factor. The Company pays a factor fee of one tenth of a percent (0.10%) daily of the face value of submitted invoices. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances at December 31, 2014 and December 31, 2013 which have been treated as secured loans on the accompanying consolidated balance sheets were $33,592 and $14,984, respectively. The total accounts receivable factored during the year ended December 31, 2014 and 2013 were $367,263 and $107,564, respectively. The factor fees incurred during the years ended December 31, 2014 and 2013 were $8,888 and $3,872, respectively. Total outstanding accounts receivable factored at December 31, 2014 and 2013 which is included in Accounts Receivable on the accompanying consolidated balance sheets were $37,325 and $14,264, respectively. The holdback amount due from the factor related to accounts receivable that the factor has collected as of year-end was at December 31, 2014 and 2013, $3,353 and $0, respectively.

Accounts Receivable as of December 31, 2014 and 2013 as follows:

	December 31, 2014	December 31, 2013
Factored Accounts Receivable	$37,325	$14,264
Allowance for Doubtful Accounts	-	-
Accounts Receivable, net	$37,325	$14,264

NOTE 4 – TAXES PAYABLE

Harmonized Sales Taxes “HST”

HST is a consumption tax in Canada. These taxes are considered “value added” taxes as they are based on net sales and purchases of goods and services. The Company has estimated the HST payable and related interest and penalties payable for the years ended:

	December 31, 2014	December 31, 2013
HST payables	$42,461	$34,251
Penalties and interest payable	3,328	3,618
Total HST payable	$45,789	$37,869

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Income Taxes

There was no income tax expense in 2014 and 2013 due to the Company’s net taxable losses.

At December 31, 2014, the Company has a net operating loss (NOL) for Canadian tax purposes and U.S. tax purposes that approximates $137,000 and is available to offset taxable income through 2024. Consequently, the Company may have NOL carry forwards available for income tax purposes, which will continue to be available until they are recovered through earning taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The components for the provision for income taxes are as follows:

Year Ended
	December 31, 2014	December 31, 2013
Current Taxes	$-	$-
Deferred Taxes	-	-
Provision for Income Taxes	$-	$-

A reconciliation of income tax (benefit) computed at the 15.5% Canadian Federal statutory rate to the income tax recorded is as follows:

	Year Ended
	December 31, 2014	December 31, 2013
	Amount	Amount
Income Tax Expense (Benefit) at Canadian Statutory Rate	$(13,399)	$(3,769)

Donations	155	122

Change in valuation allowance	13,244	3,647

Total Income Tax Expense (Benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31, 2014	December 31, 2013
Net Operating Loss Carry Forwards	$21,203	$7,960
Total Non-Current Deferred Tax Assets	21,203	7,960
Deferred Tax Valuation Allowance	$(21,203)	$(7,960)
Total Non-Current Deferred Tax Assets	–	–
Total Deferred Tax Assets (Net)	$–	$–

Net operating loss carry forwards for the years ended December 31, 2014 comprised of $11,839 for US purposes and $9,364 for Canada purposes, and for December 31, 2013 comprised of $0 for US purposes and $7,960 for Canada tax purposes.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

Management has determined that the realization of the net deferred tax asset is not assured and has recorded a valuation allowance for the entire amount of such benefits. The change in the valuation allowance in 2014 and 2013 was an increase of $13,244 and $3,647, respectively.

NOTE 5 – ACCRUED EXPENSES

The sole officer has taken compensation without income tax withholding and no employer payroll taxes have been paid to the Canadian tax authorities. Accordingly, the Company has estimated amounts due, and has expensed and accrued such amounts in each year 2014 and 2013, and included them in general and administrative expenses. Accrued expenses consist of estimated employer related payroll taxes in the amounts of $18,727 and $14,747 at December 31, 2014 and 2013, respectively, and of accrued accounts payable of $25,841 at December 31, 2014.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

On January 15, March 29, April 16, August 13, and September 25, 2014, the following amounts were paid by a third party on behalf of the Company for legal, accounting and auditing services provided to Ceberus: $12,371 (legal), $9,500 (accounting) and $26,962 (auditing). On August 14 and September 26, 2014, Convertible Promissory Notes in the amounts of $36,918 and $11,915, respectively (for a total of $48,833) were executed to memorialize the obligation of Orbis to repay the funds. The terms of the Notes are as follows:

Principal and Interest. Interest shall accrue on the unpaid principal balance and any unpaid late fees or other fees under this Note at a rate of ten percent (10%) per annum until the full amount of the principal and fees has been paid. The entire unpaid principal balance and all accrued and unpaid interest, if any, under this Note, shall be due and payable on the date that is 180 days from the note date. Accrued interest payable at December 31, 2014 amounted to $1,709. On February 12, 2015 the Company defaulted on the $36,918 note and on March 25, 2015 the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

Payment. Unless prepaid or converted in accordance herewith, all principal and accrued interest under this Note is payable in one lump sum on the Note Maturity Date. All payments of interest and principal shall be (i) in lawful money of the United States of America, and (ii) in the form of immediately available funds. All payments shall be applied first to costs of collection, if any, then to accrued and unpaid interest, and thereafter to principal.

Lender Optional Conversion to Shares. Beginning on the date of issuance of this Note, lender is entitled to convert all amounts due hereunder into shares of the Company’s Common Stock at the Conversion Price. Conversion rights shall terminate upon acceptance by lender of payment in full of principal, accrued interest and any other amounts due under this Note.

Calculation. The number of shares of the Company’s Common Stock to be issued upon conversion of this Debenture shall be determined by dividing (x) the amount of principal and accrued and unpaid interest to be converted by (y) the Conversion Price then in effect.

Conversion Price; Number of Shares. The conversion price shall be computed by dividing the principal sum and any accrued interest outstanding on the Promissory Note by the average volume weighted average price of the Company’s common stock over the seven (7) trading says prior to the Conversion Date and then multiplying the result by 80% (20% discount to market) or $0.01 whichever is greater (the “Conversion Price”). Provided however, that if no market exists, then Conversion Price shall be $0.01 per share.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 7 – STOCKHOLDER’S EQUITY

In January 2014, the Company reorganized by forming a U.S. based parent, incorporated in Nevada. The reorganization resulted in a recapitalization of equity and the presentation of the accompanying consolidated financial statements of a consolidated entity. All share and per share data is retroactively restated for the recapitalization for the periods presented.

NOTE 8 – SUBSEQUENT EVENTS

In February and March 2015, the Company defaulted on the maturity dates payments of its Convertible Promissory Notes (see Note 6).

As of the date of this report, the sole officer of the Company has advanced $12,750 to the Company subsequent to December 31, 2014 in order to pay Company’s obligations.

