Form 10-Q
period 2015-03-31
Orbis Corp
filed 2015-05-20
CIK 1621430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 20, 2015, there were 75,000,000 shares of the registrant’s common stock issued and outstanding.

ORBIS CORPORATION

2

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$19,948	$20,052
Accounts receivable, net	45,878	37,325
Due from factor	2,184	3,353
Total Current assets	68,010	60,730

Total Assets	$68,010	$60,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$51,945	$44,568
Accrued interest payable	2,913	1,709
Due to sub-contractors	21,667	17,962
Loan payable to factor	38,479	33,592
Due to Officer	27,112	-
Sales tax payable	53,838	45,789
Convertible note payable	48,833	48,833
Total Current Liabilities	244,787	192,453

Total Liabilities	244,787	192,453

Stockholder’s Deficit:
Common stock $0.0001 par value; 500,000,000 shares authorized; 75,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	7,500	7,500
Additional paid in capital	(7,140)	(7,140)
Accumulated deficit	(189,645)	(139,427)
Accumulated other comprehensive income	12,508	7,344
Total Stockholder’s Deficit	(176,777)	(131,723)

Total Liabilities and Stockholder’s Deficit	$68,010	$60,730

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended March 31,
	2015	2014

Revenue	$99,817	$44,013

Cost of revenue	74,963	32,395

Gross profit	24,854	11,618

Operating Expenses:
Officer’s compensation	18,348	7,961
Professional fees	41,056	-
General and administrative	9,852	690
Total Operating Expenses	69,256	8,651

Profit (Loss) from Operations	(44,402)	2,967

Other Income (Expenses):
Factoring fees	(4,611)	(702)
Interest expense	(1,204)	-
Total Other Income (Expenses)	(5,815)	(702)

Net Income (Loss)	$(50,218)	$2,265

Other Comprehensive Income (Loss):
Net income (loss)	(50,218)	2,265
Unrealized foreign currency translation gain	5,164	239
Total Other Comprehensive Income (Loss)	$(45,054)	$2,504

Net Loss per Common Share - Basic and Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding - Basic and Diluted	75,000,000	75,000,000

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$(50,218)	$2,265
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	(11,067)	(2,623)
Due to officer	23,368	-
Accrued expenses	8,947	(1,230)
Accrued interest payable	1,204	-
Due to subcontractors	8,226	3,372
Sales tax payable	12,185	1,603
Net Cash Provided by (Used In) Operating Activities	(7,355)	3,387

Cash Flows From Financing Activities:
Loan proceeds from (repayments to) factor, net	7,880	-
Loan proceeds from officer	1,000	-
Net Cash Provided by Financing Activities	8,880	-

Effect of Exchange Rate Changes on Cash	(1,629)	(291)

Net Increase (Decrease) in Cash	(104)	3,096

Cash, Beginning of Period	20,052	8,393

Cash, End of Period	$19,948	$11,489

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations

Orbis Corporation was incorporated in January 2014 to reorganize Ceberus Distribution & Courier Services, Inc. which was incorporated under the laws of the Province of Ontario on June 5, 2009. The consolidated entity is referred to as “the Company”. The Company provides distribution and courier services primarily for the medical field and currently operate only in Canada.

The reorganization, which occurred in July 2014, is retroactively reflected in the accompanying consolidated financial statements and footnotes for all periods presented.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015. The balance sheet as of December 31, 2014 is derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto contained in the Company’s 2014 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 9, 2015.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $50,218 for the three months ended March 31, 2015 and cash used in operating activities of $7,355 for the three months ended March 31, 2015. The Company had a working capital deficit of $176,777, accumulated deficit of $189,645 and stockholders’ deficit of $176,777 as of March 31, 2015. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Orbis Corporation and its wholly-owned subsidiaries, Ceberus Distribution & Courier Services, Inc. located in Canada, and Orbis Logistics Limited, a recently formed inactive subsidiary located in the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets and estimates of sales taxes payable. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Significant Customers and Concentration of Credit Risk

During the three months ended March 31, 2015 and 2014, one customer accounted for 100% of total sales. At March 31, 2015 and December 31, 2014, the same one customer accounted for 100% of accounts receivable.

Geographic Concentration of Business

During the three months ended March 31, 2015 and 2014, the Company provided point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto Area and surrounding areas including York Region, Durham Region and Peel Region.

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

Accounts Receivable and Factoring

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the accounts, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

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

Revenue Recognition

The Company recognizes revenue upon delivery of shipments for our distribution and courier services business. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company’s specific revenue recognition policies are as follows:

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

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Income Taxes

The Company’s operating subsidiary is governed by Canadian income tax laws, which are administered by the Canada Revenue Agency, and the parent holding company is governed by U.S. tax laws.

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

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.” These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the three months ended March 31, 2015 and 2014, no adjustments were recognized for uncertain tax benefits. The years 2009 through 2014 are subject to examination by the Canada Revenue Agency.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other common stock equivalents. As of March 31, 2015 and December 31, 2014, there were $48,833 of convertible notes principal balance that was convertible into 4,883,300 shares of common stock. The effect of these common stock equivalents is anti-dilutive due to the Company’s net loss.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the Company’s operating subsidiary is the Canadian Dollar (CAD$). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). The foreign currency translation adjustment included in comprehensive income and loss for the three months ended March 31, 2015 and 2014 resulted in a gain of $12,508 and $239, respectively.

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

As of March 31, 2015 and December 31, 2014, the exchange rates used to translate amounts in Canadian Dollars into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2015	December 31, 2014

Exchange rate on balance sheet dates USD : CAD$ exchange rate	0.7909	0.8599

Average exchange rate for the period USD : CAD$ exchange rate	0.8220	0.9058

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

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In March 2013, the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding (“factor advances”) for 90% of the factored receivable. The minimum 10% reserve held back by the Factor is released, less fees, after collection of the account receivable by the Factor. The Company pays a factor fee of one tenth of a percent (0.10%) daily of the face value of submitted invoices. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances at March 31, 2015 and December 31, 2014 which have been treated as secured loans on the accompanying consolidated balance sheets were $38,479 and $33,592, respectively. The total accounts receivable factored for the three months ended March 31, 2015 and 2014 were $107,494 and $49,699, respectively. The factor fees incurred for the three months ended March 31, 2015 and 2014 were $4,611 and $702, respectively. Total outstanding accounts receivable factored at March 31, 2015 and December 31, 2014 which is included in Accounts Receivable on the accompanying balance sheets were $42,955 and $37,325, respectively. The holdback amount due from the factor related to accounts receivable that the factor has not collected as of March 31, 2015 and December 31, 2014 was $2,184 and $3,353, respectively.

Accounts Receivable as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(Unaudited)
Factored Accounts Receivable	$42,955	$37,325
Accounts receivable not Factored	2,923	-
Allowance for doubtful accounts	-	-
Accounts receivable, net	$45,878	$37,325

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 4 – SALES TAX PAYABLE

Harmonized Sales Taxes “HST”

HST is a consumption tax in Canada. These taxes are considered “value added” taxes as they are based on net sales and purchases of goods and services. The Company has estimated the HST payable and related interest and penalties payable for the periods ended:

	March 31, 2015	December 31, 2014
	(Unaudited)
HST Payables	$50,777	$42,461
Penalties and interest payable	3,061	3,328
Total HST payable	$53,838	$45,789

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

On January 15, March 29, April 16, August 13, and September 25, 2014, the following amounts were paid by a third party on behalf of the Company for legal, accounting and auditing services provided to Ceberus: $12,371 (legal), $9,500 (accounting) and $26,962 (auditing). On August 14, 2014 and September 26, 2014, Convertible Promissory Notes in the amounts of $36,918 and $11,915, respectively, for a total of $48,833, were executed to memorialize the obligation of Orbis to repay the funds. The terms of the Notes are as follows:

Principal and Interest

Interest shall accrue on the unpaid principal balance and any unpaid late fees or other fees under this Note at a rate of ten percent (10%) per annum until the full amount of the principal and fees has been paid. The entire unpaid principal balance and all accrued and unpaid interest, if any, under this Note, shall be due and payable on the date that is 180 days from the note date. Accrued interest payable at March 31, 2015 and December 31, 2014 amounted to $2,913 and $1,709, respectively. Interest expense for the three months ended March 31, 2015 and 2014 was $1,204 and $0, respectively. On February 12, 2015, the Company defaulted on the $36,918 note and on March 25, 2015 the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

Payment

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

Lender Optional Conversion to Shares

Beginning on the date of issuance of this Note, lender is entitled to convert all amounts due hereunder into shares of the Company’s Common Stock at the Conversion Price. Conversion rights shall terminate upon acceptance by lender of payment in full of principal, accrued interest and any other amounts due under this Note.

Calculation

The number of shares of the Company’s Common Stock to be issued upon conversion of this Debenture shall be determined by dividing (x) the amount of principal and accrued and unpaid interest to be converted by (y) the Conversion Price then in effect.

Conversion Price; Number of Shares

The conversion price shall be computed by dividing the principal sum and any accrued interest outstanding on the Promissory Note by the average volume weighted average price of the Company’s common stock over the seven (7) trading days prior to the Conversion Date and then multiplying the result by 80% (20% discount to market) or $0.01 whichever is greater (the “Conversion Price”), provided, however, that if no market exists, the Conversion Price shall be $0.01 per share.

NOTE 6 – STOCKHOLDERS’ EQUITY

In January 2014, the Company reorganized by forming a U.S. based parent, incorporated in Nevada. The reorganization resulted in a recapitalization of equity and the presentation of the accompanying consolidated financial statements of a consolidated entity. All share and per share data is retroactively restated for the recapitalization for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report on Form 10-Q. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission (“SEC”) regulations and is not intended to serve as a basis for projections of future events.

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

As of the date of the filing of this report, we have no operations in the United Kingdom and we have not generated any revenues in the United Kingdom. On August 22, 2014, we formed Orbis Logistics Limited, a wholly-owned subsidiary (“Logistics”), in the United Kingdom. We intend that Logistics will perform non-asset based point-to-point delivery of medical specimens in the United Kingdom, and will commence operations in late 2016. As of the date of the filing of this quarterly report on Form 10-Q, we have not taken any steps, other than formation of the subsidiary, to implement Logistics’ business.

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

In March 2013, we entered into a factoring agreement (the “Factoring Agreement”) with IPS Invoice Payment System Corp., a factoring company (“IPS”), pursuant to which we agreed to assign, in IPS’ sole discretion, selected accounts receivable to IPS in exchange for initial cash funding for 90% of the factored receivable. The minimum 10% reserve held back by IPS will be released, less fees, after collection of the account receivable by IPS. We agreed to pay a factor fee of 0.10% daily of the face value of submitted invoices. Because the Factoring Agreement provides for full recourse against us for factored accounts receivable that are not collected by IPS for any reason, and the collection of such accounts receivable is fully secured by substantially all of our assets, the factoring advances at March 31, 2015 and December 31, 2014, which have been treated as secured loans on our consolidated balance sheets were $38,479 and $33,592, respectively. The total accounts receivable factored for the three months ended March 31, 2015 and 2014 were $107,494 and $49,699, respectively. We incurred factor fees of $4,611 and $702 for the three months ended March 31, 2015 and 2014, respectively. Total outstanding accounts receivable factored at March 31, 2015 and December 31, 2014, which are included in accounts receivable on our balance sheets were $42,955 and $37,325, respectively. The holdback amount due from the factor related to accounts receivable that the factor has collected as of March 31, 2015 and 2014 was $2,184 and $3,353, respectively.

Results of Operations

For the three months ended March 31, 2015 and March 31, 2014

Revenue

Revenue for the three months ended March 31, 2015 and 2014 was $99,817 and $44,013. Revenue increased by $55,804 (127%) in 2015 compared to the previous year primarily due to an increase in the number of point-to-point deliveries.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2015 and 2014 was $74,963 and $32,395. Cost of revenue in 2015 increased by $42,568 (131%) compared to the previous year as a result of an increase in independent contractor expense due to increase in point-to-point deliveries, costs of fuel and vehicle maintenance.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 and 2014 were $69,256 and $8,651. Operating expenses in 2015 increased by $60,605 (701%) as compared to 2014 primarily due to an increase in professional and consulting fees of $41,056 for public company reporting requirements, increase in officer’s compensation of $10,387 and general increase in general and administrative expenses of $9,162 primarily due to increase in telephone expense.

Other Income (Expenses)

Total other expenses for the three months ended March 31, 2015 and 2014 were $5,815 and $702, respectively. Other income (expenses) consists of factoring fees and interest expense. Factoring fees in 2015 increased by $3,909 to $4,611 as compared to 2014 as a result of increase in accounts receivable factored in 2015. Interest expense of $1,204 for the three months ended March 31, 2015 consisted of interest recorded on the convertible promissory notes executed by us in 2014. No interest expense was recorded in 2014 as we did not execute the convertible promissory notes until August 2014.

Net Loss

Net loss for the three months ended March 31, 2015 was $50,218 as compared to a net profit of $2,265 for the same comparable period in 2014. The increase in net loss was primarily due to an increase in professional and consulting fees related to the audit fees and fees relating to preparation and filing of the Company’s Annual Report on Form 10-K, increase in officer’s compensation, and increase in factoring fees. The basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014 was $0 and $0, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015, we had cash and cash equivalents of $19,948, a decrease of $104 from $20,052 as of December 31, 2014. At March 31, 2015, we had current liabilities of $244,787, compared to current assets of $68,010, which resulted in a negative working capital of $176,777. The current liabilities are comprised principally of accounts payable and accrued expenses, due to sub-contractors, loan payable to factor, sales tax payable, due to officer, and convertible notes payable. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

In the past, we have been successful in raising capital, however, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2015 was $7,355 which resulted primarily due to our net loss of $50,218 increase in accounts receivable of $11,067, increase in due to officer of $23,368, increase in accrued expenses of $8,947, increase in accrued interest payable of $1,204, due to sub-contractors of $8,226 and increase in sales tax payable of $12,185.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2015 was $8,880 which resulted primarily from the loan received from factor, net of repayments of $7,880 and short term loan received from an officer of $1,000.

We experienced a net decrease of $1,629 as a result of currency exchange rate fluctuations for the three months ended March 31, 2015.

As a result of the above activities, we experienced a net decrease in cash of $104 for the three months ended March 31, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

As reflected in the accompanying consolidated financial statements for the three months ended March 31, 2015, the Company had a net loss of $50,218, and cash used in operations of $7,355. The working capital deficit, accumulated deficit and stockholder’s deficit as of March 31, 2015 were $176,777, $189,645 and $176,777, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting disclosed previously, our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Orbis Corporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

3.2	Bylaws of Orbis Corporation (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.1	Capital Contribution Agreement dated as of July 18, 2014 by and between Manhor S. Bansal and Orbis Corporation (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.2	Convertible Promissory Note made by Orbis Corporation in favor of Dynamis Capital, Inc. dated as of August 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.3	Convertible Promissory Note made by Orbis Corporation in favor of Dynamis Capital, Inc. dated as of September 26, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2014).

10.5	Agreement dated as of March 25, 2013 between Ceberus Distribution & Courier Services Inc. and IPS invoice Payment System Corp. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2014).

31.1*	Section 302 Certificate of Chief Executive Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIS CORPORATION

Date: May 20, 2015	By:	/s/ Manhor S. Bansal
Manhor S. Bansal
President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

