Form 10-Q
period 2015-06-30
Orbis Corp
filed 2015-08-19
CIK 1621430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-199205

ORBIS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

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

As of August 19, 2015, there were 83,200,000 shares of the registrant’s common stock issued and outstanding.

ORBIS CORPORATION

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	F-1

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)	F-2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	F-3

	Condensed Notes to Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$55,046	$20,052
Accounts receivable, net	87,077	37,325
Due from factor	1,664	3,353
Total Current Assets	143,787	60,730

Total Assets	$143,787	$60,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$24,152	$-
Accrued expenses	20,361	44,568
Accrued interest payable	4,131	1,709
Due to sub-contractors	45,703	17,962
Loan payable to factor	77,768	33,592
Advances from officer	25,702	-
Compensation payable to officer	4,605	-
Sales tax payable	70,834	45,789
Convertible notes payable	48,833	48,833
Total Current Liabilities	322,089	192,453

Total Liabilities	322,089	192,453

Stockholder’s Deficit:
Common stock $0.0001 par value; 500,000,000 shares authorized; 81,000,000 shares and 75,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	8,100	7,500
Additional paid in capital	52,260	(7,140)
Accumulated deficit	(248,199)	(139,427)
Accumulated other comprehensive income	9,537	7,344
Total Stockholder’s Deficit	(178,302)	(131,723)

Total Liabilities and Stockholder’s Deficit	$143,787	$60,730

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$116,883	$62,239	$216,700	$106,252

Cost of revenue	115,094	35,312	190,057	67,707

Gross Profit	1,789	26,927	26,643	38,545

Operating Expenses:
Officer’s compensation	9,059	11,835	27,407	19,796
Professional fees	21,909	36,918	62,966	36,918
General and administrative	24,733	4,510	34,585	5,200
Total Operating Expenses	55,701	53,263	124,958	61,914

Loss from Operations	(53,912)	(26,337)	(98,315)	(23,369)

Other Income (Expenses):
Factoring fees	(3,424)	(2,070)	(8,035)	(2,772)
Interest expense	(1,218)	-	(2,422)	-
Total Other Income (Expenses)	(4,642)	(2,070)	(10,457)	(2,772)

Net Loss	$(58,554)	$(28,405)	$(108,772)	$(26,141)

Other Comprehensive Income (Loss):
Net loss	(58,554)	(28,406)	(108,772)	(26,141)
Unrealized foreign currency translation gain (loss)	(2,971)	(60)	2,193	179
Total Other Comprehensive Income (Loss)	$(61,525)	$(28,466)	$(106,579)	$(25,962)

Net Loss Per Common Share - Basic and Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding - Basic and Diluted	76,626,374	75,000,000	75,817,680	75,000,000

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(108,772)	$(26,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	(50,525)	(11,744)
Accounts payable and accrued expenses	1,051	12,588
Accrued interest payable	2,422	-
Due to officer	27,476	-
Due to subcontractors	31,674	(3,485)
Sales tax payable	27,777	5,276
Net Cash Used In Operating Activities	(68,897)	(23,506)

Cash Flows From Financing Activities:
Loan proceeds from (repayments to) factor, net	46,215	8,475
Cash proceeds from sale of stock	60,000	-
Loan proceeds from officer	-	24,985
Net Cash Provided by Financing Activities	106,215	33,460

Effect of Exchange Rate Changes on Cash	(2,324)	294

Net Increase in Cash	34,994	10,248

Cash, Beginning of Period	20,052	8,393

Cash, End of Period	$55,046	$18,641

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2015, and the results of operations and cash flows for the three months and six months periods ended June 30, 2015. The balance sheet as of December 31, 2014 is derived from the Company’s audited consolidated financial statements.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $108,772 for the six months ended June 30, 2015 and cash used in operating activities of $68,897 for the six months ended June 30, 2015. The Company had a working capital deficit of $178,302, accumulated deficit of $248,199 and stockholders’ deficit of $178,302 as of June 30, 2015. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2015

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

Significant Customers and Concentration of Credit Risk

During the three months and six months ended June 30, 2015 and 2014, one customer accounted for 100% of total sales. At June 30, 2015 and December 31, 2014, the same one customer accounted for 100% of accounts receivable.

Geographic Concentration of Business

During the three months and six months periods ended June 30, 2015 and 2014, the Company provided point-to-point delivery service of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto Area and surrounding areas including York Region, Durham Region and Peel Region.

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

JUNE 30, 2015

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

JUNE 30, 2015

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

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.” These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the three months and six months ended June 30, 2015 and 2014, no adjustments were recognized for uncertain tax benefits. The years 2009 through 2014 are subject to examination by the Canada Revenue Agency.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other common stock equivalents. As of June 30, 2015 and December 31, 2014, there were $48,833 of convertible notes principal balance that was convertible into 4,883,300 shares of common stock. The effect of these common stock equivalents is anti-dilutive due to the Company’s net loss.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the Company’s operating subsidiary is Canadian Dollar (CAD). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). The foreign currency translation adjustment included in comprehensive income and loss for the three months and six months periods ended June 30, 2015 resulted in a loss of $2,971 and a gain of $2,193, compared to a loss of $60 and a gain of $179 for the comparable periods in 2014.

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

As of June 30, 2015 and December 31, 2014, the exchange rates used to translate amounts in Canadian Dollars into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2015	December 31, 2014

Exchange rate on balance sheet dates CAD : USD exchange rate	0.8093	0.8599

Average exchange rate for the period CAD : USD exchange rate	0.8104	0.9058

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

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In March 2013, the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding (“factor advances”) for 90% of the factored receivable. The minimum 10% reserve held back by the Factor is released, less fees, after collection of the account receivable by the Factor. The Company pays a factor fee of one tenth of a percent (0.10%) daily of the face value of submitted invoices. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances at June 30, 2015 and December 31, 2014 which have been treated as secured loans on the accompanying consolidated balance sheets were $77,768 and $33,592, respectively. The total accounts receivable factored for the six months ended June 30, 2015 and 2014 were $216,494 and $106,237, respectively. The factor fees incurred for the three months and six months ended June 30, 2015 and 2014 were $3,424 and $8,035 as compared to factor fees of $2,070 and $2,772 for the same periods in 2014. Total outstanding accounts receivable factored at June 30, 2015 and December 31, 2014 which is included in Accounts Receivable on the accompanying balance sheets were $87,077 and $37,325, respectively. The holdback amount due from the factor related to accounts receivable that the factor has collected as of June 30, 2015 and December 31, 2014 was $1,664 and $3,353, respectively.

Accounts Receivable as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)
Factored Accounts Receivable	$87,077	$37,325
Allowance for doubtful accounts	-	-
Accounts receivable, net	$87,077	$37,325

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 4 – SALES TAX PAYABLE

Harmonized Sales Taxes “HST”

HST is a consumption tax in Canada. These taxes are considered “value added” taxes as they are based on net sales and purchases of goods and services. The Company has estimated the HST payable and related interest and penalties payable for the periods ended:

	June 30, 2015	December 31, 2014
	(Unaudited)
HST Payables	$67,702	$42,461
Penalties and interest payable	3,132	3,328
Total HST payable	$70,834	$45,789

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

On January 15, March 29, April 16, August 13, and September 25, 2014, the following amounts were paid by a third party on behalf of the Company for legal, accounting and auditing services provided to Ceberus: $12,371 (legal), $9,500 (accounting) and $26,962 (auditing). On August 14, 2014 and September 26, 2014, Convertible Promissory Notes (“Notes”) in the amounts of $36,918 and $11,915, respectively, for a total of $48,833, were executed to memorialize the obligations of Orbis to repay the funds. The terms of the Notes are as follows:

Principal and Interest

Interest shall accrue on the unpaid principal balance and any unpaid late fees or other fees under these Notes at a rate of ten percent (10%) per annum until the full amount of the principal and fees has been paid. The entire unpaid principal balance and all accrued and unpaid interest, if any, under this Note, shall be due and payable on the date that is 180 days from the note date. Accrued interest payable at June 30, 2015 and December 31, 2014 amounted to $4,131 and $1,709, respectively. Interest expense for the three months and six months periods ended June 30, 2015 and 2014 was $1,218 and $2,422, respectively, as compared to interest expense of $0 for the same periods in 2014. On February 12, 2015, the Company defaulted on the $36,918 note and on March 25, 2015 the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

Payment

Unless prepaid or converted in accordance herewith, all principal and accrued interest under these Notes are payable in one lump sum on the maturity dates of the Notes. All payments of interest and principal shall be (i) in lawful money of the United States of America, and (ii) in the form of immediately available funds. All payments shall be applied first to costs of collection, if any, then to accrued and unpaid interest, and thereafter to principal.

Lender Optional Conversion to Shares

Beginning on the date of issuance of these Notes, lender is entitled to convert all amounts due hereunder into shares of the Company’s Common Stock at the Conversion Price. Conversion rights shall terminate upon acceptance by lender of payment in full of principal, accrued interest and any other amounts due under this Note.

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Calculation

The number of shares of the Company’s Common Stock to be issued upon conversion of these Notes shall be determined by dividing (x) the amount of principal and accrued and unpaid interest to be converted by (y) the Conversion Price then in effect.

Conversion Price; Number of Shares

The conversion price shall be computed by dividing the principal sum and any accrued interest outstanding on the Notes by the average volume weighted average price of the Company’s common stock over the seven (7) trading days prior to the Conversion Date and then multiplying the result by 80% (20% discount to market) or $0.01 whichever is greater (the “Conversion Price”), provided, however, that if no market exists, the Conversion Price shall be $0.01 per share.

NOTE 6 – STOCKHOLDERS’ EQUITY

In January 2014, the Company reorganized by forming a U.S. based parent, incorporated in Nevada. The reorganization resulted in a recapitalization of equity and the presentation of the accompanying consolidated financial statements of a consolidated entity. All share and per share data is retroactively restated for the recapitalization for the periods presented.

The Company’s authorized capital at June 30, 2015 consisted of 500,000,000 shares of common stock at a par value of $0.0001 per share.

Pursuant to a Stock Subscription Agreement (a) on May 13, 2015, the Company sold 2,000,000 shares of common stock to an accredited investor for a cash consideration of $20,000, and (b) on June 17, 2015, the Company sold 4,000,000 shares of common stock to another accredited investor for a cash consideration of $40,000.

As a result of the above stock issuances, the Company has 81,000,000 shares of common stock issued and outstanding as of June 30, 2015.

NOTE 7 – SUBSEQUENT EVENTS

From July 1, 2015 to August 3, 2015, the Company sold 2,200,000 shares of common stock to three accredited investors pursuant to Stock Subscription Agreements, and received $22,000 in cash considerations.

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

We are a non-asset based specialized provider of urgent point-to-point delivery service of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto Area and surrounding areas including York Region, Durham Region and Peel Region.

As of the date of the filing of this report, we have no operations in the United Kingdom and we have not generated any revenues in the United Kingdom. On August 22, 2014, we formed Orbis Logistics Limited, a wholly-owned subsidiary (“Logistics”), in the United Kingdom. We intend that Logistics will perform non-asset based point-to-point delivery of medical specimens in the United Kingdom, and will commence operations in late 2016. As of the date of the filing of this quarterly report on Form 10-Q, we have not taken any steps, other than formation of the subsidiary, to implement Logistics business.

As a non-asset based provider of point-to-point delivery of medical specimen service in Ontario province, Canada, we do not own any equipment and our services are provided through our strategic alliances with independent contractors. Our point-to-point medical specimen delivery service emphasizes safety and all our contractors are certified by the Government of Ontario to handle and transport biomedical materials.

In March 2013, we entered into a factoring agreement (the “Factoring Agreement”) with IPS Invoice Payment System Corp., a factoring company (“IPS”), pursuant to which we agreed to assign, in IPS’ sole discretion, selected accounts receivable to IPS in exchange for initial cash funding for 90% of the factored receivable. The minimum 10% reserve held back by IPS will be released, less fees, after collection of the account receivable by IPS. We agreed to pay a factor fee of 0.10% daily of the face value of submitted invoices. Because the Factoring Agreement provides for full recourse against us for factored accounts receivable that are not collected by IPS for any reason, and the collection of such accounts receivable is fully secured by substantially all of our assets, the factoring advances at June 30, 2015 and December 31, 2014, which have been treated as secured loans on our consolidated balance sheets were $77,768 and $33,592, respectively. The total accounts receivable factored for the six months ended June 30, 2015 and 2014 were $216,494 and $106,237, respectively. We incurred factor fees of $3,424 and $8,035 for the three months and six months ended June 30, 2015 and 2014 as compared to factor fees of $2,070 and $2,772 for the same periods in 2014. Total outstanding accounts receivable factored at June 30, 2015 and December 31, 2014 which is included in Accounts Receivable on the accompanying balance sheets were $87,077 and $37,325, respectively. The holdback amount due from the factor related to accounts receivable that the factor has collected as of June 30, 2015 and December 31, 2014 was $1,664 and $3,353, respectively.

Results of Operations

For the three months and six months periods ended June 30, 2015 and June 30, 2014

Revenue

Revenue for the three months and six months periods ended June 30, 2015 was $116,883 and $216,700, respectively, compared to $62,239 and $106,252 for the same comparable periods in 2014. Revenues increased by $54,644 (88%) for the three months ended June 30, 2015 compared to the comparable three months ended in 2014, and increased by $110,448 (104%) for the six months ended June 30, 2015 compared to the same in 2014, primarily due to an increase in the number of point-to-point deliveries.

Cost of Revenue

Cost of revenue for the three months and six months periods ended June 30, 2015 was $115,094 and $190,057, respectively, compared to $35,312 and $67,707 for the same periods ended in 2014. Cost of revenues increased by $79,782 (226%) for the three months ended June 30, 2015 compared to the comparable three months ended in 2014, and increased by $122,350 (181%) for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to an increase in the number of point-to-point deliveries, fuel costs and vehicle maintenance.

Operating Expenses

Total operating expenses for the three months and six months periods ended June 30, 2015 and 2014 were $55,701 and $124,958, respectively, compared to operating expenses of $53,263 and $61,914 for the same comparable periods ended in 2014. Operating expenses for the three months and six months ended June 30, 2015 increased by $2,438 and $63,044 as compared to the same periods ended on June 30, 2014. The increase in operating expenses for the three months ended June 30, 2015 as compared to the same period in 2014, resulted primarily due to decrease in officer’s compensation of $2,776 and professional fees of $15,009, offset by an increase in general and administrative expenses of $20,223. The increase in operating expenses for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in professional and consulting fees of $26,048 for public company reporting requirements, increase in officer’s compensation of $7,611 and general increase in general and administrative expenses of $29,385 primarily due to web design and development expense of $24,332.

Other Income (Expenses)

Total other expenses for the three months and six months periods ended June 30, 2015 and 2014 were $4,642 and $10,457, respectively, as compared to total other expenses of $2,070 and $2,772, respectively, for the same periods ended in 2014. Other income (expenses) consists of factoring fees and interest expense. Factoring fees increased by $1,354 and $5,263 for the three months and six months periods ended June 30, 2015 as compared to the same periods ended in 2014, primarily as a result of increase in accounts receivable factored in 2015. Interest expense of $1,218 and $2,422 for the three months and six months periods ended June 30, 2015 consisted of interest on the convertible promissory notes executed by us in 2014. No interest expense was recorded for the three months and six months periods ended in 2014 as we did not execute the convertible promissory notes until August 2014.

Net Loss

Net loss for the three months and six months periods ended June 30, 2015 was $58,554 and $108,772, respectively, as compared to a net loss of $28,405 and $26,141, respectively, for the same periods in 2014. The increase in net loss was primarily due to an increase in cost of sales as a result of increase in sub-contractors fees for point-to-point deliveries of specimens, increase in professional and consulting fees related to the audit fees and fees relating to preparation and filing of the Company’s Annual and Quarterly Reports, increase in officer’s compensation, increase in web design and development fees, and increase in factoring fees. The basic and diluted net loss per common share for the three months and six months periods ended June 30, 2015 was $0 and $0, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized foreign currency translation gain or loss due to foreign currency transactions. The Company recorded an unrealized foreign currency translation loss of $2,971 and a gain of $2,193 for the three months and six months periods ended June 30, 2015 compared to a loss of $60 and a gain of $179 for the same periods ended June 30, 2014.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, we had cash and cash equivalents of $55,046, an increase of $34,994 from $20,052 as of December 31, 2014. At June 30, 2015, we had current liabilities of $322,089, compared to current assets of $143,787, which resulted in a negative working capital of $178,302. The current liabilities are comprised principally of accounts payable and accrued expenses, due to sub-contractors, loan payable to factor, sales tax payable, advance from an officer, and convertible notes payable. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2015 was $68,897 which resulted primarily due to our net loss of $108,772, increase in accounts receivable of $50,525, increase in accounts payable and accrued expenses of $1,051, increase in accrued interest payable of $2,422, increase in advances from officer of $27,476, increase in due to sub-contractors of $31,674, and increase in sales tax payable of $27,777.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2015 was $106,215 which resulted primarily from the loan received from factor, net of repayments of $46,215, and cash proceeds from sale of common stock of $60,000.

We experienced a net decrease of $2,324 as a result of currency exchange rate fluctuations for the six months ended June 30, 2015.

As a result of the above activities, we experienced a net increase in cash of $34,994 for the six months ended June 30, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

As reflected in the accompanying consolidated financial statements for the six months ended June 30, 2015, the Company had a net loss of $108,772, and cash used in operating activities of $68,897. The working capital deficit, accumulated deficit and total stockholder’s deficit as of June 30, 2015 were $178,302, $248,199 and $178,302, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the Company’s operating subsidiary is the Canadian dollar (CAD). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with the changes in the corresponding balances on the consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting disclosed previously, our disclosure controls and procedures were not effective as of June 30, 2015. We have identified the following material weakness as of June 30, 2015:

●	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weakness described above:

●	Management has internally formalized the procedures for segregation of duties and monitoring handling of cash, cash receipts and cash disbursements. We are establishing a formal documented system of internal controls surrounding cash and the implementation of such systems.

Management believes the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by December 31, 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Stock Subscription Agreement (a) on May 13, 2015, the Company sold 2,000,000 shares of common stock to an accredited investor for a cash consideration of $20,000, and (b) on June 17, 2015, the Company sold 4,000,000 shares of common stock to another accredited investor for a cash consideration of $40,000. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them. The shares were sold at a per share purchase price of $0.01 per share, resulting in $60,000 in aggregate proceeds to the Company.

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

ORBIS CORPORATION

Date: August 19, 2015	By:	/s/ Manhor S. Bansal
Manhor S. Bansal
President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

