Form 10-Q
period 2015-09-30
Orbis Corp
filed 2015-11-23
CIK 1621430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 23, 2015, there were 99,900,000 shares of the registrant’s common stock issued and outstanding.

ORBIS CORPORATION

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	F-1

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2015 and 2014 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	F-3

	Condensed Notes to Consolidated Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,781	$20,052
Accounts receivable	112,437	37,325
Due from factor	1,061	3,353
Total Current Assets	118,279	60,730

Website costs, net	76,063	-

Total Assets	$194,342	$60,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$26,800	$-
Accrued expenses	26,730	44,568
Accrued interest payable	5,362	1,709
Due to sub-contractors	25,120	17,962
Loan payable to factor	101,466	33,592
Advances from officer	25,702	-
Compensation payable to officer	6,640	-
Sales tax payable	82,170	45,789
Convertible notes payable	48,833	48,833
Total Current Liabilities	348,823	192,453

Total Liabilities	348,823	192,453

Stockholders’ Deficit:
Common stock $0.0001 par value; 500,000,000 shares authorized; 86,550,000 shares and 75,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	8,655	7,500
Additional paid in capital	107,205	(7,140)
Accumulated deficit	(284,670)	(139,427)
Accumulated other comprehensive income	14,329	7,344
Total Stockholders’ Deficit	(154,481)	(131,723)

Total Liabilities and Stockholders’ Deficit	$194,342	$60,730

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE

INCOME (LOSS)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$134,050	$86,621	$350,750	$192,873

Cost of revenue	89,624	68,466	279,681	136,173

Gross profit	44,426	18,155	71,069	56,700

Operating Expenses:
Amortization expense	2,506	-	2,506	-
Officer’s compensation	52,287	19,888	79,694	39,684
Professional fees	15,103	11,915	78,069	48,833
General and administrative	2,851	2,875	37,436	8,075
Total Operating Expenses	72,747	34,678	197,705	96,592

Loss from Operations	(28,321)	(16,523)	(126,636)	(39,892)

Other Income (Expenses):
Factoring fees	(6,920)	(3,013)	(14,955)	(5,785)
Interest expense	(1,230)	(478)	(3,652)	(478)
Total Other Income (Expenses)	(8,150)	(3,491)	(18,607)	(6,263)

Net loss	$(36,471)	$(20,014)	$(145,243)	$(46,155)

Other Comprehensive Income (Loss):
Net loss	(36,471)	(20,014)	(145,243)	(46,155)
Unrealized foreign currency translation gain (loss)	4,792	1,759	6,985	1,938
Total other comprehensive income (loss)	$(31,679)	$(18,255)	$(138,258)	$(44,217)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	83,539,130	75,000,000	78,419,780	75,000,000

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(145,243)	$(46,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,506	-
Changes in assets and liabilities:
Accounts receivable	(83,308)	(30,020)
Accounts payable and accrued expenses	11,930	5,252
Accrued interest payable	3,652	478
Due to subcontractors	12,939	10,048
Sales tax payable	45,211	(2,757)
Net Cash Used In Operating Activities	(152,313)	(63,154)

Cash Flows From Investing Activities:
Cash paid for website costs	(83,533)	-
Net Cash Used for Investing Activities	(83,533)	-

Cash Flows From Financing Activities:
Loan proceeds from (repayments to) factor, net	77,040	22,216
Cash advances from officer	29,993	-
Cash proceeds from sale of stock	115,500	-
Loan proceeds from convertible promissory notes	-	48,833
Net Cash Provided by Financing Activities	222,533	71,049

Effect of Exchange Rate Changes on Cash	(1,958)	(505)

Net (Decrease) Increase in Cash	(15,271)	7,390

Cash, Beginning of Period	20,052	8,393

Cash, End of Period	$4,781	$15,783

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying condensed notes to the unaudited consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations

Orbis Corporation was incorporated in January 2014 to reorganize Ceberus Distribution & Courier Services, Inc. (“Ceberus”) which was incorporated under the laws of the Province of Ontario on June 5, 2009. The consolidated entity is referred to as “the Company”. The Company provides distribution and courier service primarily for the medical field and currently operates only in Canada.

The reorganization, which occurred in July 2014, is retroactively reflected in the accompanying consolidated financial statements and footnotes for all periods presented.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2015, and the results of operations and cash flows for the three months and nine months periods ended September 30, 2015. The balance sheet as of December 31, 2014 is derived from the Company’s audited consolidated financial statements.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $145,243 for the nine months ended September 30, 2015 and cash used in operating activities of $152,313 for the nine months ended September 30, 2015. The Company had a working capital deficit of $230,544, accumulated deficit of $284,670 and stockholders’ deficit of $154,481 as of September 30, 2015. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible assets and estimates of sales taxes payable. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Significant Customers and Concentration of Credit Risk

During the three and nine months ended September 30, 2015 and 2014, one customer accounted for 100% of total sales. At September 30, 2015 and December 31, 2014, the same one customer accounted for 100% of accounts receivable.

Geographic Concentration of Business

During the three and nine months ended September 30, 2015 and 2014, the Company provided point-to-point delivery services of medical specimens from hospitals, medical laboratories and medical centers across the Greater Toronto Area and surrounding areas including York Region, Durham Region and Peel Region.

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

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

Intangible Assets

The Company records the purchase of intangible assets not purchased in a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.

Capitalized Website Costs

Generally, costs for developing website application and infrastructure, creating the initial graphics of the website, and adding upgrades and enhancements are capitalized whereas costs for planning, adding content, and operating the website are expensed as incurred. Capitalized website costs are stated at cost less accumulated amortization. Amortization is computed on a straight-line basis over the expected useful life of the website and related upgrades and enhancements.

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

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.” These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the three and nine months ended September 30, 2015 and 2014, no adjustments were recognized for uncertain tax benefits. The tax years 2009 through 2014 are subject to examination by the Canada Revenue Agency.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other common stock equivalents. As of September 30, 2015 and December 31, 2014, there were $48,833 of convertible notes principal balance that were convertible into 4,883,300 shares of common stock. The effect of these common stock equivalents is anti-dilutive due to the Company’s net loss.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. Dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the Company’s operating subsidiary is Canadian Dollar (CAD). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). The foreign currency translation adjustment included in comprehensive income and loss for the three and nine months periods ended September 30, 2015 resulted in a gain of $4,792 and $6,985, compared to a gain of $1,759 and $1,938, respectively, for the same periods in 2014.

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

As of September 30, 2015 and December 31, 2014, the exchange rates used to translate amounts in Canadian Dollars into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2015	December 31, 2014

Exchange rate on balance sheet dates CAD : USD exchange rate	0.7461	0.8599

Average exchange rate for the period CAD : USD exchange rate	0.7948	0.9058

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

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In March 2013, the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding (“factor advances”) for 90% of the factored receivable. The minimum 10% reserve held back by the Factor is released, less fees, after collection of the account receivable by the Factor. The Company pays a factor fee of one tenth of a percent (0.10%) daily of the face value of submitted invoices until collected. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company. The factoring advances at September 30, 2015 and December 31, 2014 which have been treated as secured loans on the accompanying consolidated balance sheets were $101,466 and $33,592, respectively. The total accounts receivable factored for the nine months ended September 30, 2015 and 2014 were $350,548 and $238,349, respectively. The factor fees incurred for the three and nine months ended September 30, 2015 and 2014 were $6,920 and $14,955 as compared to factor fees of $3,013 and $5,785, respectively, for the same periods in 2014. Total outstanding accounts receivable factored at September 30, 2015 and December 31, 2014 which is included in accounts receivable on the accompanying consolidated balance sheets were $112,437 and $37,325, respectively. The holdback amount due from the factor related to accounts receivable that the factor has collected as of September 30, 2015 and December 31, 2014 was $1,061 and $3,353, respectively.

Accounts Receivable as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)
Factored Accounts Receivable	$112,437	$37,325
Allowance for doubtful accounts	-	-
Accounts receivable, net	$112,437	$37,325

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE 4 – CAPITALIZED WEBSITE COSTS

Capitalized website costs consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Unaudited)
Capitalized website costs	$78,569	$-
Less: accumulated amortization	(2,506)	-
Capitalized website costs	$76,063	$-

Amortization expense of capitalized website costs for the three and nine months ended September 30, 2015 were $2,506 and $2,506, compared to $0 and $0, respectively, for the same periods in 2014.

The following is a schedule of estimated future amortization expense of capitalized website costs at September 30, 2015:

Year Ending December 31,	Amortization
2015	$3,921
2016	15,683
2017	15,683
2018	15,683
2019	15,683
2020	9,410
Total	$76,063

NOTE 5 – SALES TAX PAYABLE

Harmonized Sales Taxes “HST”

HST is a consumption tax in Canada. These taxes are considered “value added” taxes as they are based on net sales and purchases of goods and services. The Company has estimated the HST payable and related interest and penalties payable for the periods ended:

	September 30, 2015	December 31, 2014
	(Unaudited)
HST Payables	$79,283	$42,461
Penalties and interest payable	2,887	3,328
Total HST payable	$82,170	$45,789

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

Principal and Interest

Interest shall accrue on the unpaid principal balance and any unpaid late fees or other fees under these Notes at a rate of ten percent (10%) per annum until the full amount of the principal and fees has been paid. The entire unpaid principal balance and all accrued and unpaid interest, if any, under this Note, shall be due and payable on the date that is 180 days from the note date. Accrued interest payable on these Notes at September 30, 2015 and December 31, 2014 amounted to $5,362 and $1,709, respectively. Interest expense for the three and nine months periods ended September 30, 2015 and 2014 was $1,231 and $3,652, respectively, as compared to interest expense of $478 for the same periods in 2014. On February 12, 2015, the Company defaulted on the $36,918 note and on March 25, 2015 the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

Payment

Unless prepaid or converted in accordance herewith, all principal and accrued interest under these Notes are payable in one lump sum on the Note Maturity Dates. All payments of interest and principal shall be (i) in lawful money of the United States of America, and (ii) in the form of immediately available funds. All payments shall be applied first to costs of collection, if any, then to accrued and unpaid interest, and thereafter to principal.

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

ORBIS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

NOTE 7 – STOCKHOLDERS’ EQUITY

In January 2014, the Company reorganized by forming a U.S. based parent, incorporated in Nevada. The reorganization resulted in a recapitalization of equity and the presentation of the accompanying consolidated financial statements of a consolidated entity. All share and per share data is retroactively restated for the recapitalization for the periods presented.

The Company’s authorized capital at September 30, 2015 consisted of 500,000,000 shares of common stock at a par value of $0.0001 per share.

Pursuant to Stock Subscription Agreements, the Company sold its common stock to accredited investors. During the three months ended September 30, 2015, the Company sold 5,550,000 shares of its common stock at $0.01 per share, receiving $55,500. During the nine months ended September 30, 2015, the Company sold 11,550,000 shares of its common stock at $0.01 per share, receiving $115,500.

As a result of the above stock issuances, the Company has 86,550,000 shares of common stock issued and outstanding as of September 30, 2015.

NOTE 8 – SUBSEQUENT EVENTS

From October 1, 2015 to November 23, 2015, the Company sold 13,350,000 shares of common stock to seven accredited investors pursuant to Stock Subscription Agreements, and received $133,500.

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

In March 2013, we entered into a factoring agreement (the “Factoring Agreement”) with IPS Invoice Payment System Corp., a factoring company (“IPS”), pursuant to which we agreed to assign, in IPS’ sole discretion, selected accounts receivable to IPS in exchange for initial cash funding for 90% of the factored receivable. The minimum 10% reserve held back by IPS will be released, less fees, after collection of the account receivable by IPS. We agreed to pay a factor fee of 0.10% daily of the face value of submitted invoices until collected. The Factoring Agreement provides for full recourse against us for factored accounts receivable that are not collected by IPS for any reason, and the collection of such accounts receivable is fully secured by substantially all assets of the Company. The factoring advances at September 30, 2015 and December 31, 2014, which have been treated as secured loans on our consolidated balance sheets were $101,466 and $33,592, respectively. The total accounts receivable factored for the nine months ended September 30, 2015 and 2014 were $350,548 and $238,349, respectively. We incurred factor fees of $6,920 and $14,955 for the three and nine months ended September 30, 2015 and 2014 as compared to factor fees of $3,013 and $5,785, respectively, for the same periods in 2014. Total outstanding accounts receivable factored at September 30, 2015 and December 31, 2014 which is included in Accounts Receivable on the accompanying consolidated balance sheets were $112,437 and $37,325, respectively. The holdback amount due from the factor related to accounts receivable that the factor has collected as of September 30, 2015 and December 31, 2014 was $1,061 and $3,353, respectively.

Results of Operations

For the three and nine months periods ended September 30, 2015 and September 30, 2014

Revenue

Revenue for the three and nine months periods ended September 30, 2015 was $134,050 and $350,750, respectively, compared to $86,621 and $192,873 for the same periods ended in 2014. Revenues increased by $47,429 (55%) and $157,877 (82%) respectively for the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to an increase in the number of point-to-point deliveries.

Cost of Revenue

Cost of revenue for the three and nine months periods ended September 30, 2015 was $89,624 and $279,681, respectively, compared to $68,466 and $136,173 for the same periods ended in 2014. Cost of revenues increased by $21,158 (31%) and $143,508 (105%) for the three and nine months periods ended September 30, 2015 compared to the same periods in 2014, primarily due to an increase in the number of point-to-point deliveries, fuel costs and vehicle maintenance.

Operating Expenses

Total operating expenses for the three and nine months periods ended September 30, 2015 and 2014 were $72,747 and $197,705, respectively, compared to operating expenses of $34,678 and $96,592 for the same periods ended in 2014. Operating expenses for the three months and nine months ended September 30, 2015 increased by $38,069 and $101,113 as compared to the same periods in 2014. The increase in operating expenses for the three months ended September 30, 2015 as compared to the same period in 2014, resulted primarily due to increase in amortization expense of $2,506, increase in officer’s compensation of $32,399, and increase in professional fees of $3,188. The increase in operating expenses for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to the increase in amortization expense of $2,506, increase in officer’s compensation of $40,010, increase in professional and consulting fees of $29,236 for public company reporting requirements, and general increase in general and administrative expenses of $29,361.

Other Income (Expenses)

Total other expenses for the three and nine months periods ended September 30, 2015 and 2014 were $8,150 and $18,607, respectively, as compared to total other expenses of $3,491 and $6,263, respectively, for the same periods ended in 2014. Other income (expenses) consists of factoring fees and interest expense. Factoring fees increased by $3,907 and $9,170 respectively, for the three and nine months ended September 30, 2015 as compared to the same periods ended in 2014, primarily as a result of increase in accounts receivable factored in 2015. Interest expense of $1,230 and $3,652 for the three and nine months ended September 30, 2015 consisted of interest on the convertible promissory notes for full three and nine months, respectively. Interest expense of $478 and $478 for the three and nine months ended in 2014 was recorded as we did not execute the convertible promissory notes until August 14, 2014 and September 26, 2014.

Net Loss

Net loss for the three and nine months periods ended September 30, 2015 was $36,471 and $145,243, respectively, as compared to a net loss of $20,014 and $46,155, for the same periods in 2014. The increase in net loss was primarily due to an increase in revenues, offset by an increase in cost of sales as a result of increase in sub-contractors fees for point-to-point deliveries of specimens, increase in professional and consulting fees related to the audit fees and fees relating to preparation and filing of the Company’s Annual and Quarterly Reports, increase in officer’s compensation, increase in web design and development fees, and increase in factoring fees. The basic and diluted net loss per common share for the three and nine months ended September 30, 2015 was $0 and $0, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized foreign currency translation gain or loss due to foreign currency transactions. The Company recorded an unrealized foreign currency translation gain of $4,792 and a gain of $6,985 for the three and nine months ended September 30, 2015 compared to a gain of $1,759 and a gain of $1,938 for the same periods in 2014.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, we had cash of $4,781 as compared to $20,052 as of December 31, 2014. At September 30, 2015, we had current liabilities of $348,823, compared to current assets of $118,279, which resulted in a negative working capital of $230,544. The current liabilities are comprised principally of accounts payable and accrued expenses, due to sub-contractors, loan payable to factor, sales tax payable, advances from an officer, and convertible notes payable. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. From October 1, 2015 to November 23, 2015, the Company sold 13,350,000 shares of common stock to seven accredited investors pursuant to Stock Subscription Agreements, and received $133,500.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2015 was $152,313 which resulted primarily due to our net loss of $145,243, amortization of website costs of $2,506, increase in accounts receivable of $83,308, increase in accounts payable and accrued expenses of $11,930, increase in accrued interest payable of $3,652, increase in due to sub-contractors of $12,939, and increase in sales tax payable of $45,211.

Investing activities

Net cash flows used for investing activities for the nine months ended September 30, 2015 was $83,533 which resulted primarily due to payments for website costs.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2015 was $222,533 which resulted primarily from the loan received from factor net of repayments, of $77,040, cash received from officer of $29,993 for working capital needs, and cash proceeds from sale of common stock of $115,500.

The effect of exchange rates on cash was a net decrease of $1,958 as a result of currency exchange rate fluctuations for the nine months ended September 30, 2015.

As a result of the above activities, we experienced a net decrease in cash of $15,271 for the nine months ended September 30, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

As reflected in the accompanying consolidated financial statements for the nine months ended September 30, 2015, the Company had a net loss of $145,243, and net cash used in operating activities of $152,313. The working capital deficit, accumulated deficit and total stockholders’ deficit as of September 30, 2015 were $230,544, $284,670 and $154,481, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible assets and estimates of sales taxes payable. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Accounts Receivable and Factoring

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from the customer net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

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

Capitalized Website Costs

Generally, costs for developing website application and infrastructure, creating the initial graphics of the website, and adding upgrades and enhancements are capitalized whereas costs for planning, adding content, and operating the website are expensed as incurred. Capitalized website costs are stated at cost less accumulated amortization. Amortization is provided for on a straight-line basis over the expected useful life of the website and related upgrades and enhancements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting disclosed previously, our disclosure controls and procedures were not effective as of September 30, 2015.

We have identified the following material weakness as of September 30, 2015:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Stock Subscription Agreement, the Company sold 5,550,000 shares of common stock to seven (7) accredited investors during the three months ended September 30, 2015. The shares were sold at a per share purchase price of $0.01 per share, resulting in $55,500 in aggregate proceeds to the Company. The shares of common stock issued in this offering were offered and sold without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) (previously 4(2)) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, based on the lack of any general solicitation or advertising in connection with the sale of the securities; the representation of the investor to the Company that it is an accredited investor (as that term is defined in Rule 501 of Regulation D) and that it was purchasing the securities for its own account and without a view to distribute them.

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

ORBIS CORPORATION

Date: November 23, 2015	By:	/s/ Manhor S. Bansal
Manhor S. Bansal
President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

