Form 10-K
period 2015-12-31
Orbis Corp
filed 2016-08-11
CIK 1621430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was $60,000.00 (based on the price of $0.01 per share paid for the 6,000,000 shares held by non-affiliates as of June 30, 2015).

As of August 9, 2016, there were 99,900,000 shares of the registrant’s common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Our Company

Orbis Corporation (“Orbis,” the “Company,” “we,” or “us”) is a non-asset based point-to-point delivery of medical specimens company. A non-asset based delivery company, as opposed to an asset-based delivery company, does not own its own transportation equipment. We utilize the services of independent contractors to provide our delivery services. As of December 31, 2015, eleven independent contractors provide services to us on a full-time basis. We do not enter into service agreements with our independent contractors and our industry is characterized by high turnover. Therefore, we must regularly recruit new independent contractors to replace those who no longer provide services. The independent contractors are responsible for paying for their own vehicles, equipment, fuel and operating expenses. Point-to-point delivery refers to a transportation system in which passengers or goods travel directly to a destination, rather than going through a central hub. This differs from the spoke-hub distribution paradigm in which the passengers or goods go to a central location in order to reach their ultimate destination. Our business is referred to as “point-to-point” delivery because our independent contractors are dispatched directly to the hospital, medical laboratory and/or medical center, as the case may be, and they then travel directly to the delivery point, rather than returning to a central corporate office.

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

In August 2014, we formed Orbis Logistics Limited, a wholly owned subsidiary (“Logistics”), in the United Kingdom to perform non-asset based point-to-point delivery of medical specimens in the United Kingdom. However, we have not yet commenced operations or generated any revenue in the United Kingdom. Currently, we are a non-asset based specialized provider of urgent point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto area and surrounding areas, including the York, Durham and Peel regions. We believe that the rapidly aging Toronto population and the expected rise in health care spending, including diagnostics testing for various diseases, will increase the demand for delivery of medical specimens between hospitals and other medical agencies. In addition, we believe that we can capitalize on hospitals’ and medical laboratories’ need to perform diagnostics tests efficiently, requiring quick transportation of medical specimens.

During the year ended December 31, 2015, we generated revenue of $457,603 and had a net loss of $379,305. We currently spend more cash than the revenue we generate, and as of December 31, 2015, we had only $1,284 cash on hand. Our burn rate and lack of cash on hand raise substantial doubt about our ability to continue as a going concern.

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

In the first, second and third quarters of 2014, Dynamis Capital, Inc., an unrelated third party, paid an aggregate of $48,833 on our behalf for legal, accounting and auditing services provided to Ceberus. In order to memorialize our obligation to repay these funds, on August 15, and September 26, 2014, we issued promissory notes to the lender in the aggregate principal amount of $48,833. The notes accrue interest at the rate of 10% per annum and each was due and payable 180 days from the respective note date. Until each note is paid in full, the lender is entitled, at its option, to convert all amounts due under the respective note into shares of our common stock. The number of shares of common stock to be issued upon conversion of each note will be determined by dividing (x) the amount of principal and accrued and unpaid interest to be converted by (y) the conversion price then in effect. The conversion price will be computed by dividing the sum of the principal and any accrued interest outstanding by the average volume weighted average price of our common stock over the seven trading days prior to the conversion date, and then multiplying the result by 80% or $0.01, whichever is greater; provided, however, that if no market for our common stock exists, the conversion price shall be $0.01 per share. On February 12, 2015 the Company defaulted on the $36,918 note and on March 25, 2015, the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

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

We have established a subsidiary, Logistics, in the United Kingdom in the town of Windsor. Windsor is strategically located 20 minutes away from Heathrow International Airport and 40 minutes away from the capital city of London. We plan to implement a similar business model that we have used in Canada focusing on the courier and delivery of medical specimens. However, to date, we have not yet commenced business operations in the United Kingdom.

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

Customers

We have chosen to focus on the point-to-point delivery of medical specimens in the greater Toronto metropolitan area because of the rapidly aging population of Toronto and the expected rise in health care spending including diagnostics testing for various diseases which we expect will increase the demand for delivery of medical specimens between hospitals and related medical agencies. The requirements of hospitals and medical laboratories to perform diagnostic tests efficiently requires the quick transportation and turnaround of medical specimens necessary to conduct diagnostic testing for various diseases. During 2015 and 2014, one customer, Gamma-Dynacare Medical Laboratories, accounted for 100% of our total sales.

Marketing

The Company currently has one customer. Going forward, the Company plans to develop an enhanced website to attract additional customers. The Company may also use social media and conventional marketing methods, such as networking and outsourced telemarketing, to expand its customer base.

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

Employees

As of August 5, 2016, we had one employee and eleven independent contractors.

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

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements made in this annual report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

During the years ended December 31, 2015 and 2014, one customer, Gamma-Dynacare Medical Laboratories, accounted for 100% of our total sales. The loss of this customer would adversely impact our business, financial condition and results of operations.

Certain tax and legal matters related to independent contractors could have a material adverse effect on our business and results of operations.

All of our drivers are independent contractors, as opposed to employees of the Company. The Company does not pay or withhold any federal or state employment tax with respect to or on behalf of independent contractors. From time to time, taxing authorities in Canada have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal Canadian and provincial laws. However, there can be no assurance that federal Canadian, or provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or cause the Company to restate financial information from prior periods.

Our business and results of operations may be impacted adversely by increased expenses of our independent contractors.

Our point-to-point delivery services are performed by independent contractors. These independent contractors are responsible for paying for their own vehicles, equipment, fuel and operating expenses. However, increases in fuel costs, insurance costs, increased costs of new and used vehicles or reduced financing sources available may discourage current independent contractors from continuing to provide services to us, and potential independent contractors from entering the industry. If we are able to retain our independent contractors, we may be required to increase the amounts paid to such independent contractors in order to obtain their services, which could adversely affect our business and results of operations.

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

The express courier and transportation market is both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks. We believe we will compete effectively with these companies – for example, by providing more reliable service at competitive prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including any fuel surcharges), but also to maintain or grow our market share.

If we do not effectively operate, integrate, leverage and grow any businesses we may acquire, our financial results and reputation may suffer.

Our strategy for long-term growth, productivity and profitability may depend, in part, on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. While we expect our future acquisitions, if any, to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all.

We are also subject to other risks and uncertainties that affect many other businesses.

These risks and uncertainties include:

●	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

●	the increasing costs of compliance with federal, state and foreign governmental agency mandates:

●	the impact of any international conflicts on the United States, Canada, the United Kingdom and global economies in general, the transportation industry or us in particular, and the effects these events have on our costs or the demand for our services;

●	any impacts on our business resulting from new domestic or international government laws and regulation; and

●	market acceptance of our services.

Our independent registered public accounting firm has substantial doubt as to our ability to continue as a going concern.

As a result of our net losses to date, net cash used in operations, working capital deficit, accumulated deficit and stockholders’ deficiency, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, has modified its report on our audited consolidated financial statements for the years ended December 31, 2015 and 2014 in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may be unable to continue as a going concern if we do not successfully raise additional capital.

If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or able to resolve our liquidity issues or eliminate our operating losses.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We may also need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our services. If customers don’t accept our services, our sales and revenues will decline, resulting in a reduction in our operating income or possibly an increase in losses.

Our future success depends on our ability to grow and expand our customer base, and our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth has been derived from our provision of urgent point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers. During 2015 and 2014, one customer accounted for 100% of our total sales. Our success and the planned growth and expansion of our business depend on our achieving greater and broader acceptance of our services and expanding our customer base. There can be no assurance that customers will hire us to provide these delivery services or that we will expand our customer base. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

Currently, our operations are conducted solely in Canada. Exchange rate fluctuations between the U.S. and Canadian dollar result in fluctuations in reported amounts from Canadian operations in our consolidated financial statements. The Canadian dollar is the functional currency for our Canadian operations. Therefore, any change in the exchange rate will affect our reported sales, expenses and net income. In the future, we intend to commence operations in the United Kingdom. To the extent we commence operations in the United Kingdom, exchange rate fluctuations between the British pound and the Canadian dollar will result in fluctuations in reported amounts from British operations in our consolidated financial statements. The recent Brexit vote in the United Kingdom may also negatively impact the British pound, which could negatively affect any future reported amounts from any operations we may commence in the United Kingdom.

Historically, we have not entered into hedging transactions with respect to our foreign currency exposure, but we may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse impact on our business, financial condition or results of operations.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales and expand our business.

As a public company, we are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a public company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting.

Our internal controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations. We currently have a material weakness in our system of internal controls over financial reporting that has not been remediated, which could adversely affect our ability to control cash disbursements and to record, process, summarize and report certain financial data. See “—We have a material weakness in our system of internal controls over financial reporting that has not been remediated as of December 31, 2015.”

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

We have material weaknesses in our system of internal controls over financial reporting that have not been remediated as of December 31, 2015.

In connection with the evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015, management discovered the following material weaknesses: segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and there is no independent board to oversee management decisions and use of funds. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over our disclosure controls and procedures as of December 31, 2015, which constituted a material weakness in our internal controls over financial reporting. Although we are working to remediate these deficiencies as outlined in Item 9A of this Annual Report on Form 10-K, there can be no assurance that our remediation efforts will resolve all of our internal control deficiencies or that we will not discover additional material weaknesses or significant deficiencies as we evaluate and test such controls in the future. Such material weaknesses or deficiencies could adversely affect our ability to control cash disbursements and to record, process, summarize and report our financial information, which could cause current and potential stockholders to lose confidence in our financial reporting, which could have a negative effect on the price of our common stock.

Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our current management and human resources infrastructure is comprised of our President and Chief Executive Officer and several independent contractors. Our success will depend, in part, upon the ability of our management to manage our proposed business effectively. To do so, we may need to hire, train and manage new employees. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

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

Our Chief Executive Officer can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our Chief Executive Officer and sole director is also our only employee and has the ability to unilaterally control the Company’s cash disbursements. In 2015, our Chief Executive Officer unilaterally decided to increase his compensation by $138,257 (from $63,184 in 2014 to $201,441 in 2015). Although our Chief Executive Officer no longer holds the majority of our common stock, without oversight by independent board members or influence from other executive officers, our Chief Executive Officer has substantial discretion and authority to act unilaterally in ways that may not be in the best interests of all stockholders. We are also highly dependent on our Chief Executive Officer’s judgment and ability to increase revenue and expand our business operations. You should only invest in our common stock if you trust our Chief Executive Officer’s business judgment and ability to increase value for the Company’s stockholders.

We did not withhold taxes on payments to our Chief Executive Officer and no employer payroll taxes have been paid to the Canadian tax authorities.

Our Chief Executive Officer has taken compensation without income tax withholding and no employer payroll taxes have been paid to the Canadian tax authorities. Accordingly, the Company has estimated amounts due, and has expensed and accrued such amounts and included them in general and administrative expenses. Accrued expenses at December 31, 2015 consist of estimated employer related payroll taxes of $34,238. Accrued expenses at December 31, 2014 were $44,568 and included $18,727 of estimated employer related payroll taxes. There can be no assurance that we will implement sufficient controls and procedures to ensure timely payment of payroll taxes or that we will have sufficient funds to pay accrued expenses. Furthermore, the Company or its officer may be subject to other actions by the Canadian taxing authorities with regard to this matter.

If the Company is required to pay harmonized sales tax liability, it could have a material adverse impact on the Company.

The Company is delinquent in filing of Harmonized Sales Tax (“HST”) returns for at least the last two years. The Company has estimated and recorded the delinquent HST liability, interest and penalties in the accompanying financial statements as of December 31, 2015 and 2014, respectively, however, the Company has failed to pay the HST liability. If the Company is required to pay HST liability including interest and penalties, it could have a material adverse impact on the Company’s financial position. Furthermore, the Company or its officer may be subject to other actions by the Canadian taxing authorities with regard to this matter.

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

There currently is no trading market for our stock. While we intend to utilize a marker maker to apply for quotation on the OTC Markets in the near future, we cannot assure you that a public market will ever develop. There is no guarantee that our common will ever be quoted on the OTC Markets or any exchange. Furthermore, you will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our common stock. Even if a limited trading market does develop, there is a risk that the absence of potential buyers will prevent you from selling our common stock.

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

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as our Board of Directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We may grant options to purchase shares of our common stock to our directors, employees and consultants. The issuance of shares of our common stock upon the exercise of and such options may result in dilution to our stockholders.

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

Our common stock will be subject to the Penny Stock Reform Act, which will affect your ability to sell your common stock in any secondary market, which may or may not develop. If our common stock is not listed on a nationally approved exchange, and we do not meet certain minimum financing requirements, or have a bid price of at least $5.00 per share, our common stock will likely be defined as a “penny stock.” Broker-dealer practices, in connection with transactions in “penny stocks,” are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

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

These disclosure requirements and the wide fluctuations that “penny stocks” often experience in the market may make it difficult for you to sell your common stock in any secondary market, which may or may not develop. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We have two convertible notes outstanding and the holder of these notes can elect to convert the notes into shares of our common stock, diluting current stockholders’ equity.

Dynamis Capital, Inc., the holder of two convertible notes in the aggregate principal amount of $48,833, each with a maturity date that was 180 days from the respective note date, can convert the notes into shares of our common stock. The number of shares of common stock to be issued upon conversion of each note will be determined by dividing (x) the amount of principal and accrued and unpaid interest to be converted by (y) the conversion price then in effect. The conversion price will be computed by dividing the sum of the principal and any accrued interest outstanding by the average volume weighted average price of our common stock over the seven trading days prior to the conversion date, and then multiplying the result by 80% or $0.01, whichever is greater; provided, however, that if no market for our common stock exists, the conversion price shall be $0.01 per share. On February 12, 2015 the Company defaulted on the $36,918 note and on March 25, 2015, the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notices of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes.

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts, if any, or investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

In order for a security to be eligible for quotation by a market maker on the OTC Markets, we will be required to meet a ($0.01) bid price test, provide information based on our reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer. Currently, Mr. Bansal, our President and Chief Executive Officer, acts as our principal financial and accounting officer.

We intend to cause a market maker to submit an application for quotation to the OTC Markets. However, we can provide no assurance that our common stock will be traded on the OTC Markets or, if traded, that a public market will materialize.

As of August 5, 2016, we had 17 record holders and 99,900,000 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015, we sold 13,350,000 shares of our common stock to seven accredited investors at $0.01 per share for total aggregate proceeds of $133,500 pursuant to Stock Subscription Agreements in private placement transactions in reliance on Section 4(a)(2) of the Securities Act and Regulation D thereunder. We used the proceeds for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

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

In March 2013, we entered into a factoring agreement (the “Factoring Agreement”) with IPS Invoice Payment System Corp., a factoring company (“IPS”), pursuant to which we agreed to assign, in IPS’ sole discretion, selected accounts receivable to IPS in exchange for initial cash funding for 90% of the factored receivable. The minimum 10% reserve held back by IPS will be released, less fees, after collection of the account receivable by IPS. We agreed to pay a factor fee of 0.10% daily of the face value of submitted invoices. Because the Factoring Agreement provides for full recourse against us for factored accounts receivable that are not collected by IPS for any reason, and the collection of such accounts receivable is fully secured by substantially all of our assets, the factoring advances at December 31, 2015 and 2014, which have been treated as secured loans on our consolidated balance sheets were $47,090 and $33,592, respectively. The total accounts receivable factored in 2015 and 2014 were $457,404 and $294,382, respectively. We incurred factor fees of $26,004 and $8,888 in 2015 and 2014. Total outstanding accounts receivable factored at December 31, 2015 and 2014, which are included in accounts receivable on our balance sheets were $52,833 and $37,325, respectively.

Results of Operations

For the year ended December 31, 2015 compared to December 31, 2014

Revenue

Revenue for the years ended December 31, 2015 and 2014 was $457,603 and $294,841, respectively. Revenue increased by $162,762 (55%) in 2015 compared to the previous year primarily due to an increase in the number of point-to-point deliveries with the same sole customer.

Cost of Revenue

Cost of revenue for the years ended December 31, 2015 and 2014 was $371,227 and $220,492, respectively. Cost of revenue in 2015 increased by $150,735 (68%) compared to the previous year as a result of an increase in independent contractor expense due to increase in point-to-point deliveries and increases to driver hourly compensation.

Operating Expenses

Total operating expenses for the years ended December 31, 2015 and 2014 were $434,794 and $150,194, respectively. Operating expenses in 2015 increased by $284,600 (189%) as compared to the previous year primarily due to an increase in officer’s compensation of $138,257, impairment of website costs of $82,325 due to management’s dissatisfaction with the website development and disagreement with the vendor who developed the website, increase in professional fees of $15,762 for public company reporting requirements, and general increase in general and administrative expenses of $48,256.

Other Income (Expenses)

Total other expenses for the year ended December 31, 2015 and 2014 were $30,887 and $10,597, respectively. Other income (expenses) consists of factoring fees and interest expense. Factoring fees in 2015 increased by $17,116 to $26,004 as a result of increase in accounts receivable factored in 2015. Interest expense of $4,883 and $1,709 for the year ended December 31, 2015 and 2014 consisted of interest recorded on the convertible promissory notes executed by us in 2014.

Provision for Income Taxes

There was no income tax expense in 2015 and 2014 due to the Company’s net taxable losses. At December 31, 2015 and 2014, the Company has a net operating loss (“NOL”) for Canadian and U.S. tax purposes that approximates $516,000 and $137,000, respectively, and is available to offset taxable income through 2025 in both jurisdictions. Consequently, the Company may have NOL carry forwards available for income tax purposes, which will continue to be available until they are recovered through earning taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Net Loss

Net loss for the years ended December 31, 2015 and 2014 was $379,305 and $86,442, respectively. The increase in net loss was primarily due to an increase in officer’s compensation, impairment of website costs, increase in professional fees related to the preparation of the Company’s SEC reporting statements, general increase in general and administrative expenses and increase in factoring fees. The basic and diluted net loss per common share for the years ended December 31, 2015 and 2014 was $0 and $0, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2015, we had cash of $1,284, a decrease of $18,768 from the cash and cash equivalent balance of $20,052 as of December 31, 2014. At December 31, 2015, we had current liabilities of $299,786, compared to current assets of $55,269, which resulted in a negative working capital position of $244,517. The current liabilities are comprised principally of accounts payable, accrued expenses, due to sub-contractors, advances from officer, loan payable to factor, sales tax payable and convertible notes payable. These factors and our ability to meet our debt obligations from current operations, and the need to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing shareholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

Although we have been able to raise capital in the past, no assurance can be given that sources of financing will continue to be available to us or that demand for our equity or debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us, if at all. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results.

Operating Activities

Net cash flow used in operating activities for the year ended December 31, 2015 was $230,715 which resulted primarily due to our net loss of $379,305, impairment of website development costs of $82,325, decrease in accounts receivable of $21,604, increase in accounts payable of $13,419, decrease in accrued expenses of $5,696, increase in accrued interest payable of $4,883, increase in due to sub-contractors of $13,242 and increase in sales tax payable of $62,021.

Investing Activities

Net cash flow used in investing activities for the year ended December 31, 2015 was $82,325 which resulted due to cash paid for website design cost.

Financing Activities

Net cash flow provided by financing activities for the year ended December 31, 2015 was $296,570 which resulted primarily from the loan proceeds from factor net of repayments of $20,566, cash advances from officer of $22,960 for the Company’s working capital requirements, and cash received from sale of common shares of $249,000.

We experienced a net decrease of $4,866 as a result of currency exchange rate fluctuations during the year ended December 31, 2015.

As a result of the above activities, we experienced a net decrease in cash of $21,336 for the year ended December 31, 2015. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Policies

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

Cost of Revenue

Cost of revenue includes subcontractor expenses which are amounts paid or due to courier drivers.

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

Recently Issued Accounting Standards

The Company implemented all new accounting standards that are in effect and that may impact the consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-12 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. We have identified the following material weakness as of December 31, 2015:

●	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and

●	Lack of an independent board to oversee management decisions and use of funds.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weakness described above:

●	Management has internally formalized the procedures for segregation of duties and monitoring handling of cash, cash receipts and cash disbursements. We are establishing a formal documented system of internal controls surrounding cash and plan to implement such systems.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Manhor S. Bansal currently is our only officer and director. Set forth below is certain information regarding Mr. Bansal.

Name	Age	Position
Manhor S. Bansal	51	President, Chief Executive Officer and Director

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

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.OrbisCorporation.co.uk. We intend to post any amendments to the code, or any waivers of its requirements, on our website. The contents of our website are not incorporated by reference into this annual report on Form 10-K.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committees of our Board of Directors.

Our Board does not have standing audit, compensation or nominating committees. Our Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current board of directors. Our Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees will be reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board of Directors will consider professional and business skills, experience, expertise, diversity, judgment and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

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

Director Compensation

Our director does not receive any compensation for his service as a director and there is no director compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. Our equity securities are not registered pursuant to Section 12 of the Exchange Act, so our directors, executive officers and 10% holders are not subject to Section 16(a).

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended December 31, 2015 and December 31, 2014 for our principal executive officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Manhor S. Bansal, President and Chief Executive Officer	2015	201,441	0	0	0	0	0	0		201,441
	2014	0	0	0	0	0	0	63,184	(1)	63,184

(1)	Represents (i) an aggregate management fee of $36,549 paid to Mr. Bansal by the Company in lieu of salary, (ii) payment by the Company of certain of Mr. Bansal’s personal expenses in the aggregate amount of $22,253, and (iii) repayment by the Company of a personal loan of Mr. Bansal in the aggregate amount of $4,382.

Narrative Disclosure to Summary Compensation Table

The Company has not established a base salary for the President and Chief Executive Officer. However, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, payments to be made to himself by the Company in the form of a management fee. The management fee is intended to compensate Mr. Bansal for services rendered to the Company in his capacity as an executive officer. There is no written agreement regarding the management fee and no terms in place regarding the amount and timing of management fees. In addition, from time to time, the President, Chief Executive Officer and sole director approves, in his sole discretion, the payment by the Company of certain of the President and Chief Executive Officer’s personal expenses and/or financial obligations.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2015.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We do not currently have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

Our current director does not receive separate compensation for his service on our Board of Directors. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their Board services.

No compensation was paid to our director for his service as a director during the year ended December 31, 2015.

Director Independence

Our Board of Directors currently consists of one member, who does not qualify as an independent director in accordance with the listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, including whether the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by our sole director with regard to his business and personal activities and relationships as they may relate to us and our management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of August 5, 2016, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and named executive officer, and (iii) all executive officers and directors as a group. As of August 5, 2016, there were 99,900,000 shares of our common stock outstanding.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Manhor S. Bansal (2)	25,000,000	25.03%
All directors and executive officers as a group (1 person)	25,000,000	25.03%
Other 5% Shareholders:
Raymond Fang (3)	25,000,000	25.03%
Ekaterina Diumina (4)	25,000,000	25.03%

(1) Percent of Class is based on 99,900,000 shares issued and outstanding.

(2) Manhor S. Bansal, 100 Peffer Law Circle, Brampton, Ontario, Canada L6Y 0L6

(3) Raymond Fang, Fuli Cheng, Guangqumen Wai Dajie, Chaoyang District, Building A1, Suite 505, Beijing, 100022 China.

(4) Ekaterina Diumina, Tovaricsheskiy pr-t, 32 corpus #2, App #75, Sankt-Petersburg, 193231 Russia.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 18, 2014, we entered into a Capital Contribution Agreement with Manhor S. Bansal, our President, Chief Executive Officer and director, pursuant to which Mr. Bansal contributed his 100% membership interest in Ceberus to Orbis in exchange for 75,000,000 shares of Orbis common stock. As a result of the transactions contemplated by the Capital Contribution Agreement, Ceberus became a wholly owned subsidiary of Orbis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Salberg & Company, P.A. for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees	$38,000	$32,700
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$38,000	$32,700

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-12.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Orbis Corporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

3.2	Bylaws of Orbis Corporation (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.1	Capital Contribution Agreement dated as of July 18, 2014 by and between Manhor S. Bansal and Orbis Corporation (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.2	Convertible Promissory Note made by Orbis Corporation in favor of Dynamis Capital, Inc. dated as of August 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.3	Convertible Promissory Note made by Orbis Corporation in favor of Dynamis Capital, Inc. dated as of September 26, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 filed with the SEC on October 8, 2014).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2014).

10.5	Agreement dated as of March 25, 2013 between Ceberus Distribution & Courier Services Inc. and IPS Invoice Payment System Corp. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on December 29, 2014).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed with the SEC on April 9, 2015).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1**	Section 1350 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIS CORPORATION

Date: August 10, 2016	By:	/s/ Manhor S. Bansal
Manhor S. Bansal,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manhor S. Bansal	President, Chief Executive Officer and Director	August 10, 2016
Manhor S. Bansal	(principal executive officer, principal financial officer and principal accounting officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

28

29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Orbis Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Orbis Corporation and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s deficit, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbis Corporation and Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $379,305 and cash used in operating activities of $230,715 in 2015, and has a working capital deficit, accumulated deficit and stockholders’ deficit of $244,517, $518,732 and $244,517, respectively, at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

August 10, 2016

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$1,284	$20,052
Accounts receivable	52,833	37,325
Due from factor	1,152	3,353
Total Current Assets	55,269	60,730

Total Assets	$55,269	$60,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$3,722	$-
Accounts payable	13,419	-
Accrued expenses	34,238	44,568
Accrued interest payable	6,592	1,709
Due to sub-contractors	24,722	17,962
Loan payable to factor	47,090	33,592
Advances from officer	25,702	-
Sales tax payable	95,468	45,789
Convertible notes payable	48,833	48,833
Total Current Liabilities	299,786	192,453

Total Liabilities	299,786	192,453

Stockholder’s Deficit:
Common stock $0.0001 par value; 500,000,000 shares authorized; 99,900,000 shares and 75,000,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	9,990	7,500
Additional paid in capital	239,370	(7,140)
Accumulated deficit	(518,732)	(139,427)
Accumulated other comprehensive income	24,855	7,344
Total Stockholder’s Deficit	(244,517)	(131,723)

Total Liabilities and Stockholder’s Deficit	$55,269	$60,730

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2015	2014

Revenue	$457,603	$294,841

Cost of revenue	371,227	220,492

Gross profit	86,376	74,349

Operating Expenses:
Impairment of website costs	82,325	-
Officer’s compensation	201,441	63,184
Professional fees	87,114	71,352
General and administrative	63,914	15,658
Total Operating Expenses	434,794	150,194

Loss from Operations	(348,418)	(75,845)

Other Income (Expenses):
Factoring fees	(26,004)	(8,888)
Interest expense	(4,883)	(1,709)
Total Other Income (Expenses)	(30,887)	(10,597)

Net loss	$(379,305)	$(86,442)

Other Comprehensive Income (Loss):
Unrealized foreign currency translation gain (loss)	17,511	4,503
Total other comprehensive income (loss)	$17,511	$4,503
Total comprehensive income (loss)	(361,794)	(81,939)
Net loss per common share - basic and diluted	$-	$-

Weighted average shares outstanding - basic and diluted	82,700,959	75,000,000

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance - December 31, 2013	75,000,000	$7,500	$(7,140)	$(52,985)	$2,841	$(49,784)

Net loss	-	-	-	(86,442)	-	(86,442)

Foreign currency translation gain (loss)	-	-	-	-	4,503	4,503

Balance - December 31, 2014	75,000,000	7,500	(7,140)	(139,427)	7,344	(131,723)

Issuance of stock for cash	24,900,000	2,490	246,510	-	-	249,000

Foreign currency translation gain (loss)	-	-	-	-	17,511	17,511

Net loss	-	-	-	(379,305)	-	(379,305)

Balance - December 31, 2015	99,900,000	$9,990	$239,370	$(518,732)	$24,855	$(244,517)

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(379,305)	$(86,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of website costs	82,325	-
Changes in assets and liabilities:
Accounts receivable	(21,604)	(29,029)
Accounts payable	13,419	(1,228)
Accrued expenses	(5,696)	31,279
Accrued interest payable	4,883	1,709
Due to subcontractors	13,242	15,459
Sales tax payable	62,021	11,542
Net Cash Used In Operating Activities	(230,715)	(56,710)

Cash Flows From Investing Activities:
Cash paid for website design costs	(82,325)	-
Net Cash Used in Investing Activities	(82,325)	-

Cash Flows From Financing Activities:
Bank overdraft	4,044	-
Loan proceeds from (repayments to) factor, net	20,566	20,868
Cash advances from officer	22,960	-
Cash proceeds from sale of stock	249,000	-
Loan proceeds from convertible promissory notes	-	48,833
Net Cash Provided by Financing Activities	296,570	69,701

Effect of Exchange Rate Changes on Cash	(4,866)	(1,332)

Net (Decrease) Increase in Cash	(21,336)	11,659

Cash, Beginning of Period	20,052	8,393

Cash, End of Period	$1,284	$20,052

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

ORBIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Orbis Corporation was incorporated in January 2014 to reorganize Ceberus Distribution & Courier Services, Inc. (“Ceberus”) which was incorporated under the laws of the Province of Ontario on June 5, 2009. The consolidated entity is referred to as “the Company”. The Company provides distribution and courier services primarily for the medical field and currently operates only in Canada.

The reorganization, which occurred in July 2014, is retroactively reflected in the accompanying consolidated financial statements and footnotes for all periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Orbis Corporation and its wholly-owned subsidiaries Ceberus Distribution & Courier Services, Inc. located in Canada, and Orbis Logistics Limited, an inactive subsidiary located in the United Kingdom. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at December 31, 2015 or 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, estimates of penalties and interest on delinquent sales taxes payable. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed insured limits in the U.S. or in Canada. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of insured limits at December 31, 2015 and 2014.

Significant Customers and Concentration of Credit Risk

During the years ended December 31, 2015 and 2014, one customer accounted for 100% of total sales. At December 31, 2015 and 2014, the same one customer accounted for 100% of accounts receivable.

Geographic Concentration of Business

During the years ended December 31, 2015 and 2014, the Company provided point-to-point delivery services of medical specimens to and from hospitals, medical laboratories and medical centers across the Greater Toronto Area and surrounding areas including York Region, Durham Region and Peel Region.

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, advances from officer and other current liabilities, and loan payable to factor, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for convertible notes payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

Cost of Revenue

Cost of revenue includes subcontractor expenses which are amounts paid or due to courier drivers.

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

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceed the undiscounted cash flows.

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

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.” These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended December 31, 2015 and 2014, no adjustments were recognized for uncertain tax benefits. The years 2009 through 2015 are subject to examination by the Canada Revenue Agency.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other common stock equivalents. As of December 31, 2015, $48,833 of convertible notes principal balance was convertible into 4,883,300 shares of common stock. The effect of these common stock equivalents is anti-dilutive due to the Company’s net loss.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of the Company’s operating subsidiary is the Canadian dollar (CAD). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with the changes in the corresponding balances on the consolidated balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). The foreign currency translation adjustment included in other comprehensive income and loss for the years ended December 31, 2015 and 2014 amounted to a gain of $17,511 and $4,503, respectively.

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

As of December 31, 2015 and 2014, the exchange rates used to translate amounts in Canadian dollars into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2015	December 31, 2014
Exchange rate on balance sheet dates
USD : CAD exchange rate	0.7209	0.8599

Average exchange rate for the period
USD : CAD exchange rate	0.7833	0.9058

Recent Issued Accounting Standards

The Company implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements for the year ended December 31, 2015, the Company incurred a net loss of $379,305 and cash used in operating activities was $230,715. The working capital deficit, accumulated deficit and stockholders’ deficit as of December 31, 2015 were $244,517, $518,732 and $244,517, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The Company received $249,000 from the sale of its common stock during the year ended December 31, 2015. Management is continuing to raise debt or equity capital and believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In March 2013, the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding (“factor advances”) for 90% of the factored receivable. The minimum 10% reserve held back by the Factor is released, less fees, after collection of the account receivable by the Factor. The Company pays a factor fee of one tenth of a percent (0.10%) daily of the face value of submitted invoices. The factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company. The factoring advances at December 31, 2015 and December 31, 2014 which have been treated as secured loans on the accompanying consolidated balance sheets were $47,090 and $33,592, respectively. The total accounts receivable factored during the year ended December 31, 2015 and 2014 were $457,404 and $294,382, respectively. The factor fees incurred during the years ended December 31, 2015 and 2014 were $26,004 and $8,888, respectively. Total outstanding accounts receivable factored at December 31, 2015 and 2014 which is included in Accounts Receivable on the accompanying consolidated balance sheets were $52,833 and $37,325, respectively. The holdback amount due from the factor related to accounts receivable that the factor collected as of the years-ended December 31, 2015 and 2014 was $1,152 and $3,353, respectively.

Accounts Receivable as of December 31, 2015 and 2014 as follows:

	December 31, 2015	December 31, 2014
Factored Accounts Receivable	$52,833	$37,325
Allowance for Doubtful Accounts	-	-
Accounts Receivable, net	$52,833	$37,325

NOTE 4 – CAPITALIZED WEBSITE COSTS

Capitalized website costs consisted of the following at December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Capitalized website costs	$82,325	$-
Less: impairment of website costs	(82,325)	-
Capitalized website costs, net	$-	$-

The Company expended $82,325 for the development of website costs for the year ended December 31, 2015. Management was unhappy with the vendor who developed the website, which did not satisfy the Company’s requirements. As a result, management decided to impair the capitalized website costs to $0 and recorded an impairment expense of $82,325 for the year ended December 31, 2015.

NOTE 5 – INCOME TAXES AND OTHER TAXES PAYABLE

Harmonized Sales Taxes “HST”

HST is a consumption tax in Canada. These taxes are considered “value added” taxes as they are based on net sales and purchases of goods and services. The Company has estimated the HST payable and related interest and penalties payable (See Note 10) for the periods ended:

	December 31, 2015	December 31, 2014
HST Payables	$86,919	$42,461
Penalties and interest payable	8,549	3,328
Total HST payable	$95,468	$45,789

Income Taxes

There was no income tax expense in 2015 and 2014 due to the Company’s net taxable losses.

At December 31, 2015, the Company has a net operating loss (NOL) for Canadian tax purposes and U.S. tax purposes that approximates $516,000 and is available to offset taxable income through 2035 in both jurisdictions. Consequently, the Company may have NOL carry forwards available for income tax purposes, which will continue to be available until they are recovered through earning taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The components for the provision for income taxes are as follows:

Year Ended
	December 31, 2015	December 31, 2014
Current Taxes	$-	$-
Deferred Taxes	-	-
Provision for Income Taxes	$-	$-

A reconciliation of income tax (benefit) computed at the 15.5% Canadian Federal statutory rate to the income tax recorded is as follows:

	Year Ended
	December 31, 2015	December 31, 2014
	Amount	Amount
Income Tax Expense (Benefit) at Canadian Statutory Rate	$(58,792)	$(13,399)

Donations	89	155

Change in valuation allowance	58,703	13,244

Total Income Tax Expense (Benefit)	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31, 2015	December 31, 2014
Net Operating Loss Carry Forwards	$79,907	$21,203
Total Non-Current Deferred Tax Assets	79,907	21,203
Deferred Tax Valuation Allowance	$(79,907)	$(21,203)
Total Non-Current Deferred Tax Assets	–	–
Total Deferred Tax Assets (Net)	$–	$–

Net operating loss carry forwards for the years ended December 31, 2015 comprised of $25,585 for US purposes and $54,322 for Canada purposes, and for December 31, 2014 comprised of $11,839 for US purposes and $9,364 for Canada tax purposes.

Management has determined that the realization of the net deferred tax asset is not assured and has recorded a valuation allowance for the entire amount of such benefits. The change in the valuation allowance in 2015 and 2014 was an increase of $58,703 and $13,244, respectively.

NOTE 6 - ACCRUED EXPENSES

The sole officer has taken compensation without income tax withholding and no employer payroll taxes have been paid to the Canadian tax authorities. Accordingly, the Company has estimated amounts due, and has expensed and accrued such amounts in each year 2015 and 2014, and included them in general and administrative expenses. Accrued expenses at December 31, 2015 consist of estimated employer related payroll taxes of $34,238. Accrued expenses at December 31, 2014 were $44,568 and included $18,727 of estimated employer related payroll taxes and $25,841 of accrued payables.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

Principal and Interest. Interest shall accrue on the unpaid principal balance and any unpaid late fees or other fees under this Note at a rate of ten percent (10%) per annum until the full amount of the principal and fees has been paid. The entire unpaid principal balance and all accrued and unpaid interest, if any, under this Note, shall be due and payable on the date that is 180 days from the note date. On February 12, 2015, the Company defaulted on the $36,918 note and on March 25, 2015 the Company defaulted on the $11,915 note by failing to pay principal and accrued interest on the maturity dates. However, the lender has not provided notice of default and demand of payment to the Company in writing pursuant to the terms of the Convertible Promissory Notes. The Company recorded interest expense of $4,883 and $1,709 for the years ended December 31, 2015 and 2014, respectively. Accrued interest payable at December 31, 2015 and 2014 amounted to $6,592 and $1,709, respectively.

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

Conversion Price; Number of Shares. The conversion price shall be computed by dividing the principal sum and any accrued interest outstanding on the Promissory Note by the average volume weighted average price of the Company’s common stock over the seven (7) trading days prior to the Conversion Date and then multiplying the result by 80% (20% discount to market) or $0.01 whichever is greater (the “Conversion Price”). Provided however, that if no market exists, then Conversion Price shall be $0.01 per share. No market existed as of December 31, 2015 and therefore, the Conversion Price was fixed at $0.01 per share.

NOTE 8 – STOCKHOLDER’S EQUITY

In January 2014, the Company reorganized by forming a U.S. based parent, incorporated in Nevada. The reorganization resulted in a recapitalization of equity and the presentation of the accompanying consolidated financial statements of a consolidated entity. All share and per share data is retroactively restated for the recapitalization for the periods presented.

The Company’s authorized capital consisted of 500,000,000 shares of common stock at a par value of $0.0001 per share at December 31, 2015.

Pursuant to Stock Subscription Agreements during 2015, the Company sold 24,900,000 shares of its common stock at $0.01 per share to investors for cash consideration of $249,000.

As a result of the above stock issuances, the Company has 99,900,000 shares of common stock issued and outstanding as of December 31, 2015.

On February 29, 2016, we had 99,900,000 shares of common stock issued and outstanding. The aggregate sale of 50,000,000 shares of common stock by our sole officer and director represented a transfer of 50.05% ownership in the Company. Notwithstanding the change of ownership control, the selling shareholder continues to serve as our sole officer and director.

NOTE 9 – RELATED PARTY

The Company has engaged family members that are related to the sole officer and director as independent contractors. For the years ended December 31, 2015 and 2014, the Company paid family members of the sole officer and director $19,350 and $2,445, respectively.

NOTE 10 – CONTINGENCIES

The Company does not pay or withhold any federal or state employment tax with respect to or on behalf of the drivers who are treated as independent contractors. From time to time, taxing authorities in Canada have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal Canadian and provincial laws. However, there can be no assurance that federal Canadian, or provincial authorities or independent contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these drivers, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such drivers, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such drivers. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or cause the Company to restate financial information from prior periods.

The Company did not withhold payroll taxes or make payment of payroll taxes for officer’s compensation. If the Company is required to pay employer related payroll taxes, it may also be required to pay interest and penalties for non-payment of taxes, and it could have a material adverse impact on the Company’s financial position. The Company has recorded as a liability the estimated payroll taxes and related interest and penalties for all periods through December 31, 2015.

The Company is delinquent in filing of Harmonized Sales Tax (“HST”) returns for at least the last two years. The Company has estimated and recorded the delinquent HST liability, interest and penalties in the accompanying financial statements as of December 31, 2015 and 2014, respectively, however, the Company has failed to pay the HST liability. If the Company is required to pay HST liability including interest and penalties, it could have a material adverse impact on the Company’s financial position. Furthermore, the Company or its officer may be subject to other actions by the Canadian taxing authorities with regard to this matter.

NOTE 11 - SUBSEQUENT EVENTS

On February 29, 2016, the Company underwent a change of control of ownership. On February 17, 2016, our sole officer and director who owned 75,000,000 shares of our common stock, par value $0.0001 per share, entered into (i) a Stock Purchase Agreement with a third party investor, pursuant to which our sole director sold 25,000,000 of his shares of common stock on February 29, 2016 for a purchase price of $0.0001 per share (an aggregate purchase price of $2,500), and (ii) a Stock Purchase Agreement with another investor, pursuant to which our sole director sold 25,000,000 of his shares of common stock to another third party investor on February 29, 2016 for a purchase price of $0.0001 per share (an aggregate purchase price of $2,500). The resale transactions by our sole officer and director closed on February 29, 2016 and our sole officer and director retained ownership of 25,000,000 shares of our common stock.

